Form 10-K
period 2007-12-31
PINPOINT RECOVERY SOLUTIONS CORP
filed 2008-05-13
CIK 1402811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______

|X| TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2007 to December 31, 2007.

Commission file number: 333-146970

                        PINPOINT RECOVERY SOLUTIONS CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                                        26-2214000
      (State or other jurisdiction of                         (I.R.S. Employer
       Incorporation or organization                         Identification No.)

4300 W. Cypress Street, Suite 370, Tampa, FL                        33607
--------------------------------------------                 -------------------
  (Address of principal executive offices)                       (Zip code)


         Issuer's telephone number, including area code: (813) 879-5000 Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|
  Non-accelerated filer |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The registrant's common is not yet stock listed for trading.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 30, 2008, the registrant had outstanding 4,617,588 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None

                                TABLE OF CONTENTS

                                                                           Pages

PART I

Item 1.   Description of Business .........................................   1
Item 1A.  RiskFactors......................................................   5
Item 1B.  Unresolved Staff Comments........................................  12
Item 2.   Description of Property..........................................  12
Item 3.   Legal Proceedings................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders..............  12

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................  12
Item 6.   Selected Financial and Other Data................................  14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  14
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ......  20
Item 8.   Financial Statements and Supplementary Data .....................  20
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure ........................................  21
Item 9A   Controls and Procedures..........................................  21
Item 9B   Other Information ...............................................  22

PART III

Item 10   Directors, Executive Officers and Corporate Governance...........  23
Item 11   Executive Compensation...........................................  25
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters .................................  27
Item 13   Certain Relationships and Related Transactions...................  28
Item 14   Principal Accounting Fees and Services...........................  29

PART IV

Item 15   Exhibits and Financial Statement Schedules.......................  30

Signatures

Special Note Regarding Forward Looking Information

      Pinpoint Recovery Solutions (referred to in this Annual Report on Form 10-K as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by the forward-looking statements contained herein. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

                                     PART I

Item 1. Description of Business.

      Introduction.

      Pinpoint Recovery Solutions Corp., a Delaware corporation (referred to in this transition report as "Pinpoint" or as "us" or "we"), was founded in December 4, 2006 for the purpose of making one or more business acquisitions. In June 2007, we consummated the acquisition of certain of the assets, and assumed certain of the liabilities, of S.A.L.T. Payroll Consultants, Inc. ("SALT"), a provider of federal, state and local payroll and unemployment tax recovery services, whose revenues for the calendar years ended December 31, 2006 and 2005 were $3.24 million and $2.3 million, respectively, and whose net income for such periods were $2.0 million and $1.1 million, respectively. After the acquisition, SALT changed its name to Neucap, Inc. and we formed a wholly owned subsidiary under the laws of the State of Florida named S.A.L.T. Payroll Consultants, Inc. The assets acquired and the liabilities assumed in the acquisition remain the assets and liabilities of Pinpoint, while our wholly owned subsidiary currently has no assets, operations or employees. For purposes of this transition report, unless expressly noted otherwise, the name "SALT" refers to the original SALT that was party to the acquisition.

      We provide services and solutions to medium and large size organizations seeking payroll and unemployment tax recovery. Our model is driven by mergers, acquisitions, recapitalizations, reorganizations and similar transactions, and by the introduction of complicated new and amended tax laws every year. The changes in state and local tax compliance are becoming increasingly too complex for a corporation to fully comprehend the impact these laws have on its payroll and unemployment tax obligations. In addition, misinterpretation of current tax laws and administrative policies may result in an employer overpaying payroll taxes, or not recognizing its potential entitlement to a tax refund. We provide a turnkey solution to companies seeking to recover overpaid payroll and unemployment taxes.

      Our business strategy focuses on expanding our model and offering other forms of tax recovery services. We shall focus on acquisitions of other tax recovery providers and business services solutions and creating new services from our existing infrastructure. We believe we can leverage our existing management and sales team to enhance operating efficiencies.

      We target large and mid-size corporations that were recently involved in mergers, acquisitions, recapitalizations, reorganizations and other similar transactions. We offer several services to our clients for the purpose of obtaining state unemployment, federal unemployment and social security tax refunds. We conduct a no-cost, no-obligation analysis of a client's Federal 940 returns. If the analysis reveals significant potential refund/savings, the client enters into a contract agreement with us, pursuant to which we are entitled to a percentage of the recovered monetary benefit. The actual recovery or collection period may be as lengthy as six months up to two years. Such contracts are typically terminable at any time by the client; provided, that if after a contract is terminated the client receives any tax savings or refund as a result of our efforts, we shall remain entitled to our fees under such contract.

      Our principal offices are located at 4300 W. Cypress St, Tampa, FL 33607 and our telephone number is (813) 879-5000.

      Industry Overview

      Corporations in the United States are subject to numerous taxes in connection with various business activities. In the United States, shifting tax laws often create opportunities for the corporate world to recover overpaid taxes. The corporate tax recovery industry is growing and emerging as business volume increases, with an assortment of corporate areas subject to capital recovery.

      Services and Processes

      Our services are focused on obtaining state unemployment, federal unemployment and social security tax refunds. In addition, it also provides penalty abatement services. Conducting a thorough, no-cost, no-obligation, preliminary audit of a prospect's payroll and unemployment tax records identifies tax recovery and savings opportunities for a particular client.

      The steps we take in a payroll and unemployment tax review or audit are as follows:

      o Investigating a prospect's Federal 940 returns filed the three previous years.

      o Determining whether potential refund/saving opportunities exist and quantification of the amount potentially available.

      o If refunds are identified, we will prepare a proposal to secure the refunds identified.

      o Once engaged, we gather additional information and present our prospect with a written report detailing the basis for the refund/savings, including the applicable state and federal laws involved and how those laws impact on refund/savings. The client is then provided with complete refund claims for its review and signature.

      o We are responsible for following up to insure all filings are processed quickly and completely. Refunds and/or credit memos are sent directly to the client.

      We provide a client with a turnkey approach. All work is conducted without disrupting a client's payroll staff/operations, and we conduct all necessary research, claim filing and follow up. Our approach is highly systematic and organized. We charge a client a findings-based, contingency fee typically between 35% to 45% of the recovered amount. We do not charge an up-front fee and are not entitled to a fee unless a financial benefit is secured for a client as a result of our efforts.

      Customers

      Our customers are diverse and are not industry specific. We have provided services to clients across the country. We have performed work for a number of Fortune 1000 companies and other mid and large-sized corporations having more than 1,000 employees. Ideal candidates for our services are companies that have recently been involved in mergers, acquisitions, recapitalizations, reorganizations or other similar transactions.

      If we continue to operate SALT's business at a level similar to that prior to our acquisition of SALT's assets, we anticipate working on approximately 40 client engagements each year and the average fee per project is approximately $50,000. Our business is not dependent upon one or a few major customers. Instead, because revenues are not derived from continuing work, a customer that may have contributed substantial revenue in one year is unlikely to have the same impact in the following year. In a given year, while it is not necessary, it is nonetheless possible that a particular project could account for between 10%-20% of that year's revenues. In that regard, during 2006 and 2005, the five largest clients accounted for approximately 66% and 68%, respectively.

      We have an ongoing backlog and pipeline that consists of marketing to prospects, conducting prospective client audits to determine tax recovery opportunities, proceeding with new client engagements, drafting written reports to advise clients or potential customers of our findings, subsequent filings of refund claims and working with tax authorities to receive the refunds requested. To the extent any such amounts are recovered on behalf of the client, we would be entitled to a percentage of any such recovered amount.

      Most of our clients are generated by client referrals, word of mouth referrals and from leads identified by an outside marketing firm working closely with management. The marketing firm is compensated on a commission basis.

      Facilities

      In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses. The lease at 4300 W. Cypress Street commenced in October 2007 and prior to that it leased office space at 4350 W. Cypress Street, Tampa, Florida on a month-to-month basis for an annual rental of $42,000 per year. The Company leases additional office space in St. Petersburg under a cancelable lease from its chief executive officer and president on a month to month basis for an annual rental of $15,000.

      Employees

      We have nine full-time employees, including Kevin Cappock, Robert Neuman and Jon D. Leslie, our officers, plus two contact sales people. The full-time employees worked for SALT since its founding and through our acquisition of SALT and are fully familiar with our business. For a description of the backgrounds of Messrs. Cappock, Neuman and Leslie, see the section of this report entitled, "Item 10. Directors and Executive Officers."

      Marketing

      We currently conduct the majority of our marketing and sales activities through an arrangement with The Waldman Group, Inc., an unaffiliated entity, that provides such services to Pinpoint. The Waldman Group has three employees providing potential sales leads to us. In the event that we enter into a contract with an entity introduced to us by The Waldman Group, The Waldman Group will be entitled to receive a percentage, typically 13%, of the fees received by us from such engagement.

      Competition

      The entire payroll and unemployment tax recovery industry is fragmented and composed primarily of (a) the tax practices of the so-called "Big Four" accounting firms (PriceWaterhouseCoopers, Deloitte & Touche, Ernst & Young and
KPMG), (b) small consulting firms that consult on many tax-recovery areas; and
(c) payroll service providers that offer numerous services primarily concerned with unemployment benefit claims and tax-rate management. We are not aware of any firm focusing specifically on payroll and unemployment tax recovery similar to our business, and therefore we believe there to be no direct competitor to our business. We attempt to maintain our competitive edge through (i) a very detailed review of procedures, (ii) retaining personnel with appropriate experience and expertise, (iii) a targeted approach to identifying potential clients and (iv) a focus on identifying refunds typically overlooked by others.

      Growth Strategy

      We have identified several strategies to expand our business, including the following:

      1. We are focusing on expanding on internal sales force.

      2. Using an aggressive marketing campaign to increase the number of opportunities available to us. Such marketing methods may include development of an in-house sales staff, expanded advertising, direct-mail programs and attendance at trade shows.

      3. Pursuing additional niche forensic businesses, including related accounting and tax services companies by either seeking to acquire companies engaged in such types of business or by seeking to hire and retain additional personnel with the required experience and expertise in providing such services.

      4. Acquisitions in the diverse tax recovery sector, which are projected to be a critical component of our future growth. No assurance can be given that Pinpoint will be successful in acquiring any such entities or if acquired that they would be profitable.

Item 1A. Risk Factors.

      The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

                                  RISK FACTORS

An investment in our Common Stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this prospectus, before buying our Common Stock. The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, and the trading price of our Common Stock could decline significantly.

                        Risks Related to Our Common Stock

      There has been no prior market for our common stock and if an active trading market does not develop or the trading price following the offering is highly volatile, you may not be able to resell your shares at or above the price at which you purchased your shares, or at all.

      Prior to the offering, there has been no active public market for our common stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or the control of any market maker or specialist. The number of active buyers and sellers of our common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares on short notice, and, therefore, you should not view our common stock as a short-term or liquid investment. An active trading market for our securities might not develop or be sustained.

      The trading price of our common stock following the offering is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

      o quarterly variations in our results of operations or those of our competitors;

      o announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

      o     commencement of, or our involvement in, litigation;

      o     any major change in our board or management;

      o changes in governmental regulations, especially changes in state or federal tax laws; and

      o general market conditions and other factors, including factors unrelated to our own operating performance.

      If a market develops for our Shares, Rule 144 sales or sales pursuant to this prospectus may depress prices in that market.

      All of the outstanding shares of our Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act.

      As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders because the OTC Bulletin Board (if and when our shares are listed thereon) is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, including sales pursuant to this prospectus may have a depressive effect upon the price of the common stock in any market that may develop.

      Penny stock regulations may impose certain restrictions on marketability of our securities.

      If we fail to maintain a listing for our securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended, is available, then our common stock would be subject to "penny stock" regulations. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that is not trading on the American Stock Exchange or an exchange that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, if our common stock became subject to these regulations, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market and the price at which such purchasers can sell any such securities.

      The market price of our common stock may be affected by low volume float.

      If a market develops for our shares, substantial sales of our Common Stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our Common Stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our Common Stock.

      Our shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

      We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of our Common Stock and authorized but un-issued shares of "blank check" preferred stock. In addition, we may attempt to raise capital by selling shares of our Common Stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute the book value of the Common Stock, and such dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of Pinpoint. In addition, our 2007 Stock Incentive Plan allows the issuance of up to 100,000 shares of Common Stock. As of December 31, 2007, we had not issued options to purchase shares of Common Stock under such plan.

      We do not anticipate declaring or paying dividends.

      We do not currently intend to declare or pay any cash dividends on our Common Stock at any time in the foreseeable future and we anticipate that earnings, if any, will be used to finance the development and expansion of our business. Prospective investors should not expect us to pay dividends on our Common Stock. Any payment of future dividends and the amounts thereof will depend, among other things, upon our Board of Directors who may or may not declare dividends in their sole discretion.

      Our Certificate of Incorporation authorizes the issuance of "blank check" preferred stock.

      Our Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors.

      Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of any such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Pinpoint. The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although Pinpoint has no present intention to issue any shares of our preferred stock, there can be no assurance that Pinpoint will not do so in the future. See the section of this prospectus entitled "Description of Securities."

                  Risks Related to our Company and our Business

      We have an extremely limited operating history on which to evaluate us, and there can be no certainty as to our ability to continue as a going concern.

      We have an extremely limited operating history on which an evaluation of our business and prospects can be made. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in their early stage of development, particularly companies in a rapidly evolving market environment. Such risks include, but are not necessarily limited to, the failure to develop or profitably exploit a market for our services; the failure to successfully operate newly acquired businesses; the failure to identify additional businesses to acquire, or to raise sufficient funds to acquire any such business we may identify, or to acquire any such businesses for which we may have raised sufficient funds, or to successfully integrate any such business that we may acquire; the failure to anticipate and adapt to developing markets; the failure to successfully compete against competitors in the market; the rejection of our services by our client base; and the failure to successfully complete any of our business goals on a timely basis.

      Our success and ability to compete depend upon retention of key personnel and our ability to attract additional personnel.

      Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Kevin Cappock, our President and Chief Executive Officer, and Robert Neuman, our Executive Vice President and Chief Operating Officer, each of whom would be extremely difficult to replace. The loss of the services of Mr. Cappock or Mr. Neuman could have a material adverse effect on our business and results of operations. To the extent we acquire additional business, our success will likely be highly dependent upon the continued contributions of either additional senior management we retain in connection with any such newly acquired businesses, or upon any then-current key personnel who will take on the additional responsibilities of managing such newly acquired businesses. If we are unable to retain our existing key personnel, or hire and integrate new key personnel or other skilled employees, or if we fail to implement a succession plan to prepare qualified individuals to join us upon the departure of a member of our key personnel, our operating results would likely suffer a material adverse effect. While Messrs Cappock and Neuman each has an employment agreement with us, each such agreement is of limited duration and is subject to termination under certain circumstances. And, while we intend to purchase key-personnel life insurance policies covering the life of each of Mr. Cappock and Mr. Newman in the amount of $750,000, respectively, the proceeds of which would be payable to Pinpoint, there can be no assurance that this would be sufficient.

      Certain insiders control a majority of our common stock.

      Our board of directors and officers together own 3,048,694 shares of our Common Stock (including 245,302 shares issuable upon exercise of warrants held by them), or approximately 62.69% of our issued and outstanding shares of capital stock as of December 31, 2007 (giving effect to the exercise of such warrants). By virtue of such ownership, such persons, will be able to exercise control of certain matters, including, without limitation: (i) the election of all of the directors, (ii) increases in authorized capital stock, (iii) the dissolution or merger of Pinpoint or the sale of Pinpoint's assets, and (iv) discretion over the day-to-day affairs of Pinpoint.

      Our management team will have sole discretion in the use of proceeds received in this Offering.

      Although we will receive no proceeds from the sale of shares by selling security holders, we will receive proceeds to the extent of any exercise of warrants, whose underlying shares are being registered hereby, by selling security holders who do not use the cashless exercise provision of any such warrant. The utilization of such proceeds for working capital will be at the complete discretion of our management team. See the section of this prospectus entitled "Use of Proceeds."

      Our future growth will be dependent upon continued expansion of our client base, the acquisition of businesses with like or complementary services and the correlative need for additional financing

      Future revenues will depend upon our ability to acquire and integrate businesses and to hire any additional people, as will likely be necessary, who have sufficient tax recovery experience by which to operate any acquired businesses. There can be no assurance that we will be able to successfully implement our business strategy with respect to the assets we acquired from SALT; to identify acceptable businesses to acquire; to raise the capital necessary to acquire businesses we do identify; to successfully integrate any acquired businesses; to continue to generate significant revenues in any businesses we may acquire to offset anticipated operating costs; to attract, retain and motivate qualified personnel with tax recovery experience; or otherwise to achieve profitable operations. Moreover, the prospects for Pinpoint's success must be considered in light of the risks, expenses and difficulties frequently encountered in general in the establishment of a new business in a continually evolving industry characterized by an increasing number of market competitors.

      Moreover, we can offer no assurance that any future expansion of our current operations or any future acquisitions will not have a material, adverse effect on our operating results, particularly during the periods immediately following any such expansion or acquisition. Pinpoint will be required to seek additional financing to fund our expansion through acquisition. In addition, if revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inaccurate, we will require additional funding. Changes in capital markets and the cost of capital are unpredictable. Pinpoint has no current commitments or arrangements for additional financing other than this Offering and there can be no assurance that additional financing will be available on acceptable terms, or at all. Pinpoint may also issue Common Stock or other securities in connection with future acquisitions, resulting in dilution to existing stockholders.

      If we take on debt in the future, we may not be able to generate sufficient cash flows to meet related debt-service obligations.

      Our ability to fund planned capital expenditures will depend on our ability to generate cash from our future operations and on our continued access to external sources of financing. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      Our business may not generate sufficient cash flow from operations to fund our other liquidity needs, including working capital, capital expenditures and funding future acquisitions. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance or restructure any of our indebtedness on commercially reasonable terms, or at all. If we cannot service or refinance or restructure our indebtedness, we may have to take actions such as seeking additional equity or delaying strategic acquisitions, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

      We may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect our growth strategy.

      We will compete with numerous other entities to acquire related businesses. Many of our competitors have substantially greater financial resources than we do and may be able to outbid us for these acquisition targets.

      We may have difficulty identifying suitable acquisition candidates, as they may not be receptive to our solicitations or available for sale. If we do identify suitable candidates, we may not be able to complete any such acquisition on terms that are commercially acceptable to us. If we are unable to complete acquisitions, it may have an adverse effect on our earnings or revenue growth and negatively impact our strategic plan because we expect a portion of our growth to come from acquisitions.

      In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing stockholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our stockholders may also not have the opportunity to review, vote on or evaluate future acquisitions.

      Even if we are successful in acquiring additional businesses, we may be adversely affected if the acquired businesses do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the services in which an acquired business specializes, the loss of key clients or key employees after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm's management team with us.

      The failure of an acquired business to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to' our earnings any such business is disposed of by us.

      Our dependence on the principals and personnel of businesses that may be acquired by us may limit our ability to effectively manage our business.

      We anticipate that most of our acquisitions will result in the acquired business becoming our wholly owned subsidiary, with the principals of such entities, including certain members of their management, to enter into employment agreements under which they will continue to manage the acquired business. We expect that the principals will be responsible for ordinary course operational decisions of the acquired businesses, including personnel, culture and office location, subject to our oversight. Non-ordinary course transactions will require our consent. The principals may also maintain the primary relationship with clients. Although we expect to maintain internal controls that will allow us to oversee our operations, this operating structure exposes us to the risk of losses resulting from day-to-day operating and other decisions of the principals. Unsatisfactory performance by these principals or the departure of these principals could hinder our ability to grow and could have a material adverse effect on our business.

      We face significant actual and potential competition for our services.

      Our services must compete in a market with companies that have significantly greater resources than Pinpoint. We will compete with numerous financial service providers, many of whom possess substantially greater financial and other resources than us, and who have established reputations and market awareness. There can be no assurance that our services could compete effectively with such other services. In addition, Pinpoint has no special software programs nor is it difficult to enter the tax recovery area. Due to this fact, Pinpoint could be subject to significant competition from other companies that could be formed with limited financial backing and could be in a competitive position with Pinpoint.

      If we do not adjust to rapid changes and consolidation in the financial services industry, our financial performance may suffer.

      Our ability to compete successfully in our market areas will depend in part on our ability to expand the financial and related services we offer to meet the requirements and demands of our customers. In addition to the challenge of attracting and retaining customers for our services, our competitors now include the entities listed in the section hereof titled "Competition," all of which seek to offer similar services to their customers. This may include services that, due to changes in law and regulations, they have not been able or allowed to offer to their customers in the past. An increasingly competitive environment is a result

      We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

      The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

      Changes in the regulatory structure or the statutes or regulations that apply to us could have a material impact on our operations.

      We may be subject to extensive regulation, supervision and examination by the Securities and Exchange Commission and the United States Internal Revenue Service, as well as by the tax authorities of any number of individual states. Our success depends on our continued ability to comply with these regulations. Some of these regulations may increase our costs and thus place certain of our competitors in stronger, more competitive positions. Regulatory authorities have extensive discretion in carrying out their supervisory and enforcement responsibilities. They have also implemented regulations that have increased capital requirements, increased insurance premiums, required approval of acquisitions and changes of control and resulted in increased administrative and professional expenses. Any change in the existing regulatory structure or the applicable statutes or regulations could have a material impact on our operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect our powers, authority and operations, which in turn could have a material adverse effect on our operations

      We face potential conflicts of interest in our management team.

      Although certain of our key personnel are required by contract to commit full time to our affairs, other of our personnel may have conflicts of interest in allocating time among their various business activities. In the course of their other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

      We indemnify our directors against liability to Pinpoint and our stockholders, and the cost of this indemnification could negatively affect our operating results.

      Our bylaws allow for the indemnification of Company officers and directors in regard to their carrying out the duties of their offices. The bylaws also allow for reimbursement of certain legal defenses.

      As to indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), for directors, officers or persons controlling Pinpoint, we have been informed that in the opinion of the Commission such indemnification is against public policy and unenforceable.

      Since our directors and officers are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to ensure that meet the standards required by law to properly carry out their duties, which could have a negative impact on our operating results. Also, if any director or officer claims against Pinpoint for indemnification, the costs could have a negative effect on our operating results.

Item 1B. Unresolved Staff Comments.

      Not applicable.

Item 2. Properties.

      In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses. The lease at 4300 W. Cypress Street commenced in October 2007 and prior to that it leased office space at 4350 W. Cypress Street, Tampa, Florida on a month to month basis for an annual rental of $42,000 per year. The Company leases additional office space in St. Petersburg under a cancelable lease from its chief executive officer and president on a month to month basis for an annual rental of $15,000.

Item 3. Legal Proceedings.

      The Company, its subsidiaries and its property are not a party to any pending legal proceeding

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Market Information.

      On October 26, 2007, January 23, 2008 and February 8, 2008, respectively, we filed a registration statement on Form SB-2, Amendment No. 1 to Form SB-2 filed on Form SB-2/A, and Amendment No. 2 to Form SB-2 filed on Form S-1/A (as so amended, the "Registration Statement").

      In connection with the declaration of effectiveness of the Registration Statement on February 8, 2008, we filed Form 15c-211 with the Financial Industry Regulatory Authority for purposes of approval to begin trading on the Over-The-Counter Bulletin Board. As of the date hereof, no trading symbol has been assigned and we have not yet begun trading. Accordingly, there is no trading information to be included in response to this Item at this filing.

      Holders of Securities.

      As of April 30, 2008, there were approximately 57 holders of record of our common stock.

      Our common stock is covered by a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      Dividends.

      On September 14, 2007, the Company's board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007.

      We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

      Securities Authorized for Issuance Under Equity Compensation Plans.

      We granted no options during the Transition Period. As of December 31, 2007, we had no equity compensation arrangements or plans either approved or not approved by our stockholders, except that in our employment agreement with our chief financial officer, Jon D. Leslie, we have provided for the possible grant of options to purchase up to an aggregate of 25,000 shares of our common stock at an exercise price per share of $3.00, subject to applicable law and the terms of our stock option plan then in effect and otherwise as our board of directors may determine. The foregoing summary of the employment agreement of Mr. Leslie and the reference to the stock option plan is qualified in its entirety by reference to such plan and to such employment agreement, copies of which are filed as Exhibits 4.5 and 10.3 to our Registration Statement.

      Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

      Recent Sales of Unregistered Equity Securities

      In June 2007 we effected an initial closing of a private placement offering to 42 accredited investors of 157.72 units for $25,000 per unit. Each such unit comprised 8,235 shares of our Common Stock and warrants to purchase 4,117 shares of our Common Stock at a per share exercise price of $2.50, prior to giving effect to the September 2007 stock dividend; after giving effect to such stock dividend, each unit would comprise 9,059 shares of Common Stock and warrants to purchase 4,529 shares of Common Stock at a per share exercise price of $2.27 per share. In July and August 2007 we effected subsequent closing of sales to 5 additional investors in the private placement offering of 20.52 units. We received gross proceeds in the private placement offering of $4,456,000. Each warrant sold in the private placement offering is exercisable over a five-year period ending June 26, 2012. T.R. Winston & Company LLC acted as placement agent and in consideration therefor we paid to T.R. Winston & Company LLC (1) an amount in cash equal to approximately 10% of the gross offering proceeds paid by investors in such offering, (2) a warrant to purchase up to 170,148 shares of our Common Stock at a per share exercise price of $2.27 per share (after giving effect to our September 2007 stock dividend) for a five-year period ending June 26, 2012, and (3) a non-accountable expense allowance equal to 1% of the proceeds raised in the private placement.

      On September 14, 2007, our Board of Directors approved a ten percent stock dividend to all the holders of shares of our Common Stock, resulting in an issuance to all of our stockholders of 429,781 new shares of our Common Stock and a total of 4,617,588 shares issued and outstanding after giving effect to such dividend. Also as a result of such dividend, the exercise price of the warrants held by the investors in our July 2007 private placement (described in the following paragraph) (including the warrants issued to our placement agent) was adjusted to equitably account for such dividend from an initial exercise price of $2.50 to an adjusted exercise price of $2.27.

Item 6. Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Introduction

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Report on Form 10-K. See the section entitled, "Special Note Regarding Forward Looking Information," on Page 1 of this Form 10-K.

      From December 4, 2006, our date of inception, until June 25, 2007, we were a development stage enterprise, devoting substantially all of our efforts to capital raising activities for, and planning to integrate and manage, the acquisition of an appropriate business. On June 26, 2007, pursuant to an Asset Purchase Agreement, we purchased certain assets and assumed certain liabilities of SALT, as discussed further below and elsewhere in this Annual Report on Form 10-K.

      Subsequent to the acquisition of SALT, our principal business focus has been to develop additional control procedures, implement a new enterprise software company wide, and establish an internal marketing division to continue growing the business of SALT. We formed a new wholly owned subsidiary called "S.A.L.T. Payroll Consultants, Inc.," the name under which the acquired business is operated, however, we remain the owner of the assets acquired and liabilities assumed in the SALT acquisition.

      Results of Operations

      The following table summarizes selected financial information for the nine months ended December 31, 2007 compared to nine months ended December 31, 2006. The financial information presented for the nine months ended December 31, 2007 was derived by combining SALT, the predecessor company, unaudited historical results from April 1, 2007 to June 25, 2007, with Pinpoint's audited historical results from April 1, 2007 to December 31, 2007. The financial information presented for the nine months ended December 31, 2006 represents the unaudited historical results of SALT as prepared by management and are provided for comparison purposes only.

                                                     Unaudited Nine Months Ended
                                                     ---------------------------
                                                     December 31,   December 31,
Selected Financial Items                                2007           2006
---------------------------------------------------  -----------    -----------
Revenues                                             $ 2,252,978    $ 2,898,187
   Direct costs and expenses                         $   318,642    $   376,764
   Payroll and related costs                         $   908,516    $   457,014
   General and administrative                        $   554,118    $   184,815
Income before interest expense, noncash stock
   compensation costs other acquisition costs and    $   471,702    $ 1,879,594
   Interest expense                                  $    78,999    $       130
   Non cash stock compensation expense               $   977,000    $        --
   Acquisition related costs                         $   513,612    $        --
Income (loss) before income taxes                    $(1,097,909)   $ 1,879,464

      Our revenues for the nine months of 2007 decreased by $645,210, or 22% from the comparable nine months of 2006. We generally do not our earn fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As of December 31, 2007 several expected refunds were being held up in administrative hearings which resulted in a significant portion of the period to period decline in recognized revenue. Additionally, management time spent completing the acquisition of SALT by Pinpoint and building the infrastructure necessary to accomplish our strategic growth goals resulted in less time spent on marketing and client engagement which negatively impacted our revenues for the last nine months of 2007.

      Direct costs and expenses decreased $58,122, or 15%, when comparing the nine months of 2007 and 2006. Generally such costs vary with our revenues and their decrease is attributed primarily to the decrease in revenues for the same period as well as paying a higher commission rate to our independent marketing contractor for some clients.

      Payroll and related costs increased $451,503 when comparing the nine months of 2007 and 2006. Such increase is primarily the impact of discretionary bonuses that were paid to the six non-officer employees of SALT at the time of the June 2007 acquisition as well as the addition of employees to build the infrastructure for strategic growth goals and public reporting.

      General and administrative expenses increased $369,302 when comparing the nine months of 2007 and 2006. During the nine months of 2007 we incurred increased travel, meeting and legal costs related to preparing material for administrative hearings related to refund challenges, and legal, accounting and consulting costs associated with Pinpoint.

      Interest and financing costs of $78,573 for the nine months of 2007 are related to the $1,881,550 promissory note payable to NeuCap, Inc in connection with the acquisition of NeuCap assets on Jun 26, 2007. The note was not outstanding during the first nine months of 2006 and as such there is no comparable interest expense.

      During the nine months of 2007 we incurred approximately $1,500,000 of professional and consulting fees related to consultants and advisors who are assisting us with the implementation of the SALT Acquisition as well as seeking and researching other potential acquisition candidates. Included in such costs is approximately $977,000 related to the value of stock issued to certain of such advisors and consultants. We did not have such costs in the comparable period in 2006.

      The following table summarizes selected financial information of SALT, the predecessor company, for the years ended March 31, 2007 and March 31, 2006. The financial information presented for the twelve months ended March 31, 2007 was derived by combining SALT, the predecessor company, unaudited historical results from April 1, 2006 to March 31, 2007, with Pinpoint's audited December 4, 2006 (date of inception) to March 31, 2007 results. The financial information presented for the twelve months ended March 31, 2006 represents the unaudited historical results of SALT as prepared by management. This information is provided for comparison purposes only.

                                                   Unaudited Twelve Months Ended
                                                   -----------------------------
                                                      March 31,      March 31,
Selected Financial Items                                2007           2006
-------------------------------------------------    ----------      ----------
Revenues                                             $3,266,294      $2,260,702
   Direct costs and expenses                         $  424,618      $  293,891
   Payroll and related costs                         $  547,410      $  577,416
   General and administrative                        $  413,334      $  372,975
Income before interest expense, noncash stock
   compensation costs other acquisition costs and    $1,880,932      $1,016,420
   Interest expense                                  $      130      $       --
   Non cash stock compensation expense               $       --      $       --
   Acquisition related costs                         $       --      $       --
Income (loss) before income taxes                    $1,880,802      $1,016,420

      Our revenues increased $1,005,592, or 44%, for the twelve months ended March 31, 2007 over the comparable period ending March 31, 2006. During Fiscal 2007 we serviced a greater number of clients than in Fiscal 2006. Additionally, in Fiscal 2006 we spent a significant amount of time marketing our services to a potentially large revenue client who ultimately did not to engage us.

      Direct costs and expenses increased $130,726 when comparing Fiscal 2007 to Fiscal 2006. Generally such costs vary with our revenues and their increase is attributed to the 44% increase in revenues for the same period.

      Payroll and related costs decreased $30,006, or 2.4%, when comparing Fiscal 2007 to Fiscal 2006. Such increase is due to lower bonuses paid to employees.

      General and administrative expenses increased $40,359, or 11 % when comparing Fiscal 2007 and Fiscal 2006. Such increase is primarily attributable to costs incurred by Pinpoint during its developmental stage.

      Income Taxes

      SALT, the predecessor company, is an S Corporation and generally is exempt from federal and state income taxes other than tax on certain capital gains and passive income and any tax income and loss is passed through to its stockholders. Pinpoint, the successor company, is not an S-Corporation and will be subject to applicable federal and state income taxes that would be an expense on our statement of operations.

      Impact of Inflation

      Inflation has not had a material effect on our results of operations.

      Financial Condition

      At March 31, 2007, we had working capital of $525,887 and at December 31, 2007, we had working capital of $590,496 excluding the Promissory Note Payable, which the company plans on paying with funds generated from operations. Our management believes we will have sufficient cash generated from operations and borrowing capacity to fund our capital and operational needs for at least the next twelve months. However, because a significant part of our growth strategy includes growth by acquisition, we must continue to successfully target, acquire and integrate profitable acquisition candidates, and manage related transactional fees and expenses.

      In November and December of 2007, the Company was advanced $99,061 from its founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $6,996 of which $426 was amortized to interest expense for the nine months ended December 31, 2007.

      In connection with our June, 2007 acquisition of certain of the assets of SALT, we issued to SALT a promissory note in aggregate principal amount of just under $1.9 million having a maturity date of December 26, 2007. While we prepaid over $20,000 of the principal on such note in July, 2007 together with just under $9,000 of accrued interest, the holder of the note, SALT agreed to extend the maturity date to March 31, 2008, in exchange for a payment by us of $20,000. On April 11, 2008, the note was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, the Company agreed to make cash payments for both interest and principal when its month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce the Company's checking account balance to not less than $200,000.

      The aggregate consideration paid to SALT, including such promissory note and 750,000 shares of our common stock (825,000 after our September 2007 10% stock dividend), was approximately $6.6 million. In determining the value attributed to the shares issued for the SALT acquisition, we were assisted by an independent third party with expertise in the valuation of companies. In addition, we paid a finder's fee of $270,922.

      We funded the cash portion of the SALT acquisition purchase price, approximately $3.1 million, with cash received from accredited investors in a private offering of units pursuant to an exemption from registration requirements of the Securities Act of 1933, the initial closing of which occurred in June 2007.

      Each unit in the offering comprised 8,235 shares of our common stock and warrants to purchase up to 4,117 shares of common stock at a warrant exercise price of $2.50 per share ($2.27 as adjusted after giving effect to out September 2007 10% stock dividend). In total, we received gross proceeds of $4,456,000 from purchasers in the private offering and issued 178.24 units.

      In connection with the private offering, we issued a warrant to purchase 154,680 shares (170,148 shares after our September 2007 10% stock dividend) of our common stock for $2.50 per share ($2.27 per share after the 10% stock dividend), to our placement agent for the private offering, as well as a cash commission approximating an aggregate of 10% of the gross offering proceeds. For the nine months ended December 31, 2007, we incurred $529,268 offering costs (commissions and legal fees) which were netted against the offering proceeds and charged to paid-in capital.

      On September 14, 2007, the Company's board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007.

      Prior to our acquisition and assumption of certain of the assets and liabilities of SALT, SALT was a Subchapter S corporation and periodically made distributions to its shareholders. SALT distributed to its shareholders $442,252 prior to the acquisition by Pinpoint of certain assets on June 25, 2007. Distributions were made to SALT's shareholders in 2006 and 2005 of $1.8 million and 1.2 Million, respectively.

      We do not anticipate paying cash dividends to our stockholders in the foreseeable future, and we have no current expectation of any additional future stock dividends.

      SALT in 2006 and 2005 generated cash from operations in excess of $1.9 million and $1.2 million, respectively. Capital investments are minimal and usually consist of computer and related equipment and office furniture.

      Prior to selling substantially all of its assets to us, SALT financed its operations and investments principally through revenues from operations. As a private company, SALT did not have many of the expenses which we will have as a public company. In the near term, we will have to bear increased cash requirements relative to SALT's previous requirements as a result of the preparation of financial statements, compliance with periodic reporting requirements under the Securities Exchange Act, the registration of shares under the Securities Act and filings related thereto, and other requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002. We expect those cash requirements to be approximately $300,000 in 2008, including associated accounting, auditing and legal counsel.

      As of December 31, 2007, our outstanding debt consisted of approximately $1.9 million due under the promissory note issued to SALT. We also had accounts payable of approximately $132,266.

      Critical Accounting Policies

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section includes a discussion of our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Our accounting policies are more fully described in Note 2 of "Notes to Consolidated Financial Statements." However, certain policies are especially meaningful to our portrayal of results of operations and financial condition, and thus require the application of more particular judgment and thus are subject to a greater intrinsic level of risk. Accounting policies that involve estimates meeting both of the following criteria are considered by management to be "critical" accounting policies. First, the estimate requires us to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

      The following are summaries of our critical accounting policies:

      Revenue Recognition Policy

      By contract with our clients, we typically earns fees only when clients receive tax refund checks or a credits from taxing authorities as a result of our work. We recognize revenues in the same manner as we contractually earn it in compliance with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectibility is reasonably assured.

      Accounts Receivable

      Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at December 31,, 2007 was $26,448.

      Intangible Assets & Goodwill

      The financial statements assume that all of the excess of the purchase price over the net tangible assets in connection with the June 26, 2007 acquisition of the NeuCap business was allocated to Goodwill in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" and accordingly, no amortization expense was included in the statement of operations.

      Should we determine it is appropriate, it will allocate a portion or all of the excess to amortizable intangible assets and the Company may have amortization expense accordingly. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of its intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2007 no impairment loss has been recognized.

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. As of December 31, 2007, the Company has a deferred tax benefit approximating $110,130 which consists entirely of federal and state net operating losses generated by the current period tax losses. As of March 31, 2007, the company had a deferred tax benefit of $52,000 consisting entirely of federal and state net operating losses generated by the taxable loss of $132,736 for the period from December 4, 2006 (date of inception) to March 31, 2007. The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and up until June 25, 2007 was a development stage enterprise. Additionally, the reconciliation of the Company's current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

      Stock Options and Similar Equity Instruments

      The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, the Company authorized its 2007 Stock Option Plan. As of December 31, 2007, the Company has not issued any options pursuant to the plan.

      Concentration of Credit Risk and Major Clients

      Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2007, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. The Company believes this risk is minimal. As of December 31, 2007 the Company had $181,493 of cash in excess of federally insured limits.

      For the nine month period ended December 31, 2007, revenues from two clients represented 24% and 11% of total revenues. As of December 31, 2007, 19%, 18% and 14%, respectively, of the Company's accounts receivable were due from three clients. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      The financial information required by this item is set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Dismissal of Certifying Accountant

      On December 28, 2007, Marcum & Kliegman LLP was dismissed as our independent auditor.

      (i) Marcum & Kliegman LLP has served as our independent auditor from December 4, 2006 until the date of dismissal. Marcum & Kliegman LLP also served as the independent auditor for our predecessor, SALT, for the financial statements at December 31, 2006 and 2005 and for the years then ended. During the period of their engagements through the date of dismissal, there were no disagreements with Marcum & Kliegman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman LLP would have caused Marcum & Kliegman LLP to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

      (ii) Marcum & Kliegman LLP's reports on our financial statements for the period from our inception on December 4, 2006 and ending March 31, 2007, and its reports on SALT's financial statements as of December 31, 2006 and December 31, 2005 and for the years then ended did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

      (iii) The decision to dismiss Marcum & Kliegman LLP as the Registrant's certifying accountants was approved by our board of directors on December 27, 2007.

      (iv) We have provided Marcum & Kliegman LLP with a copy of the disclosures we are making in this Section. We have requested Marcum & Kliegman LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by us in paragraphs numbered (i) and (ii) above and, if not, stating the respects in which Marcum & Kliegman LLP does not agree. We have filed the letter as exhibit 16.1 to this current report containing this disclosure.

      Retention of New Certifying Accountant

      On December 28, 2007, we executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("McElravy") to assume the role of our new certifying accountant. McElravy has been asked to perform the audit and reviews for the third quarter ended September 30, 2007 and for our transition period ended December 31, 2007 (in addition to the period from our inception to March 31, 2007) to which this report relates. During the periods from inception through June 25, 2007 and the subsequent interim period ended September 30, 2007, and through the date of the our engagement of McElravy, we did not consult with McElravy with regard to:

      (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant's financial statements; or

      (ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

Item 9A(T). Controls and Procedures.

      Disclosure Controls and Procedures.

      Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      Our evaluation and resulting ineffectiveness is due to the following material weaknesses identified by our external auditor.

      o Our current closing procedures and top side journal entries were not appropriately posted or reconciled with our financial statement upon our initial closing period of the nine months ended December 31, 2007.

      o We are working to provide an appropriate reconciliation and consolidation process for financial reporting purposes as a result of our acquisition.

      o We did not identify certain financial statement disclosures and provide the appropriate presentation of this transition report without the involvement of our external auditor and others.

      Management's Annual Report on Internal Control over Financial Reporting.

      This annual report does not include a report of management's assessment regarding internal control over financial reporting, or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

      Changes in Internal Control Over Financial Reporting.

      There were no changes in internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

                                    PART III

Item 10. Directors and Executive Officers and Corporate Governance.

      The following table sets forth information with respect to the current directors and executive officers of Pinpoint:

Name                Age     Position
----                ---     --------

Andrew Scott         38     Chairman of the Board of Directors
Kevin Cappock        38     Chief Executive Officer, President and Director
Robert Neuman        49     Chief Operating Officer and Executive Vice President
Jon Leslie           56     Chief Financial Officer
Adolfo Carmona       52     Director
Richard Cohen        56     Director
Joel Dictrow         62     Director
Derek Irwin          42     Director

      Each of our directors is presently holding a director position of one year ending at the next annual meeting of stockholders or his or her earlier resignation or death.

      Andrew Scott has been serving as Chairman of the Board of Directors since our inception. Kevin Cappock has been serving as director, Chief Executive Officer and President since the SALT acquisition on June 26, 2007 (prior to which he was SALT's CEO and president since 2002). Robert Neuman has been serving as Chief Operating Officer and Executive Vice President since the SALT acquisition on June 26, 2007 (prior to which he served as director of SALT's practice, overseeing day-to-day operations since 1995). Jon Leslie has been serving as Chief Financial Officer since October 2007. Adolfo Carmona, Richard Cohen, Joel Dictrow and Derek Irwin have been serving as directors since July 2007, March 2007, May 2007 and May 2007, respectively.

      The business experience of each or our directors, named executive officers and significant employees is set forth below:

      Andrew Scott. Andrew Scott has more than 15 years experience in the financial services industry. During his 15 years in the industry, Mr. Scott has been earlier involved in research and later in his career investment banking at various companies. Mr. Scott has specialized in business, industrial, financial and healthcare services. Mr. Scott also serves on the Board of Directors of Banyan Investment Fund (VHTI.OB). Mr. Scott graduated from Pace University with a BBA in Accounting and also possesses a Minor in Mathematics.

      Kevin Cappock. Kevin Cappock is Chief Executive Officer, President and a director of Pinpoint. He served since 2002 as SALT's Chief Executive Officer and President. Mr. Cappock has over 16 years of experience in the payroll and unemployment tax consulting area. Prior to forming SALT, Mr. Cappock co-founded S.A.L.T. Consultants, Inc., in 1994, and he was the Director of Payroll and Unemployment Tax Practice. Prior to 1994, Mr. Cappock was with KPMG and Ernst & Young, LLP and was very instrumental in developing their Payroll and Unemployment Tax Practice. He has a BS in Accounting from Penn State University. Kevin is a recognized industry expert in payroll and unemployment taxes and has given numerous speeches across the nation.

      Robert Neuman. Robert Neuman is Executive Vice President and Secretary of Pinpoint. He served as the director of the practice and oversees day-to-day operations and the staff of SALT since 1995. He has over 14 years of experience in payroll and unemployment tax consulting. Prior to joining S.A.L.T. Consultants in 1995, Mr. Neuman was a manager at Ernst & Young's Payroll and Unemployment Tax Practice from 1984 to 1995. He has worked with several Big Four accounting firms in the area of state and local taxes from 1988 to 1994. Mr. Neuman has worked with businesses in virtually all industries to institute payroll and unemployment tax planning strategies and secure significant refunds. He has an LLM from Emory University School of Law, a Juris Doctor from Hamline University School of Law and a Bachelor of Arts Degree from Lawrence University. He is a member of the Minnesota Bar, has given speeches for the National Business Institute, and published a number of articles concerning tax issues in various professional publications.

      Jon D. Leslie. Jon Leslie is the Chief Financial Officer of the Company. Mr. Leslie has over 25 years experience in private and public companies, including leverage-buyout companies. Mr. Leslie served as chief financial officer of Ward Leonard Electric Company (a privately owned manufacturer of electric motors) from 2000-2002, and as chief financial officer of Circle Trust Company, a trust company with over $8 billion in assets under administration, 2005-2006. During 2003-2004, 2006 and 2007, Mr. Leslie worked as a financial and business plan consultant. Prior to that, Mr. Leslie held high-level financial positions with RJR Nabisco (where he participated in the Nabisco-Standard Brands merger, the Life Savers acquisition as well as implementing a worldwide $600 million capital expenditure program), Del Monte Inc. (where he was Vice President of Financial Planning and participated in the leveraged buyout for Del Monte) and Avon Products (where he was Vice President of Operational Analysis). He was the chief financial officer for Chaps by Ralph Lauren (a division of Warnaco). Mr. Leslie earned a BS from the University of Notre Dame and an MBA in Finance from Indiana University.

      Adolfo Carmona. Adolfo Carmona spent 22 years with Mars & Co., a leading international business strategy consulting firm, most recently as Executive Vice President. He has deep experience in a wide variety of areas, including cost and supply chain optimization, brand strategy, pricing and demand building optimization, competitive analysis, portfolio optimization, business unit turnarounds, and acquisition and divestiture analysis. Mr. Carmona holds a BSE in Chemical Engineering from Princeton University and an MBA from The Wharton School of the University of Pennsylvania.

      Richard Cohen. Richard Cohen is Treasurer and Secretary of Pinpoint and one of our directors. Mr. Cohen has more than 15 years experience in the financial services industry. From 1992 to 1995, Mr. Cohen served as President of General Media, Inc. where he was responsible for raising over $250 million in a variety of financings, expanding licensing opportunities in both Europe and Asia, and operating a company whose revenues exceeded $150 million and which employed approximately 150 employees. In 1999, Mr. Cohen served as the interim president of National Auto Credit, Inc., a publicly traded sub-prime auto finance company. Since 2000, Mr. Cohen has been involved as an investor/operator with a number of entrepreneurial ventures, including Novation Capital, Inc., a niche financial service provider which factors, pools and securitizes structured settlement awards. Mr. Cohen is a Certified Public Accountant, and is considered an expert for audit committees under the Sarbanes-Oxley Act of 2005. He received a BS from the University of Pennsylvania (Wharton School) and an MBA from Stanford University.

      Joel Dictrow. Joel Dictrow has more than 26 years experience in the finance industry. He was a Managing Director of Citicorp, Inc., a Director of Salomon Smith Barney (a/k/a Citigroup Global Markets, Inc.) and has been in a number of corporate tax department positions, with responsibilities at various times for global corporate, consumer and investment banking divisions at Citigroup, and has held various positions within the fixed-income division of Citigroup investment bank, specializing in client-structured finance from 1979 to 2006. From 1970 to 1978, Mr. Dictrow was a Vice-President/Director in the Corporate Tax Department of CBS, Inc., specializing in state and local taxation, including payroll, property and sales taxes. Mr. Dictrow received a J.D. (with honors) from the National Law Center, George Washington University, in 1966, an LLM (in taxation) from New York University Law School in 1969 and a B.A. from New York University in 1966.

      Derek Irwin. Derek Irwin is the Senior Vice President, Finance, for the Business Media division of The Nielsen Company. Mr. Irwin assumed this position in 2005, and he is responsible for licensing and driving operating and financial efficiencies. He led due diligence efforts in the $11.2 billion leveraged buy-out of the company. Mr. Irwin also serves on the board of directors of TheStreet.com (NASDAQ: TSCM) and is chair of its audit committee. Prior to joining Nielsen, from 2002 to 2005, he served as Chief Financial Officer for Ziff Davis Holdings, where Mr. Irwin was responsible for all of the company's financial affairs, including public financial filings, investor relations, IT, quarterly earnings calls and the company's financing of $205 million in Senior Secured Floating Rate Notes. Before joining Ziff Davis, from 1999 to 2002, Mr. Irwin served in a number of senior-level financial positions with TMP Worldwide Inc., including Chief Financial Officer, TMP Advertising & Communications, Americas, Chief Financial Officer for TMP's Executive Search and eResourcing divisions in the Americas and for TMP's Worldwide Executive Search Division. Mr. Irwin also worked for the American League and National League of Professional Baseball Clubs, from 1992 to 1999, most recently serving as Vice President, Finance. Mr. Irwin began his career in 1998 as a staff auditor at the international professional services firm, Ernst & Young, and has been a Certified Public Accountant in New York since 1991. He is a 1988 graduate of Lehigh University, with a degree in accounting.

      Director Compensation.

      Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Our common stock is not currently registered under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly our directors, officers and holders of 10% or more of our common stock are not required to file statements of beneficial ownership with regards to their ownership of our equity securities under Section 16 of the Exchange Act. The reports and certain other information under the Exchange Act filed by us with the Commission during our fiscal years ended December 31, 2007were filed pursuant to the rules under
Section 15(d) of the Exchange Act.

      Code of Ethics

      We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We expect to prepare a Code of Ethics in the near future

      Board Committees

      We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that our having no committees during our the period covered by this Report was appropriate by reason of (i) the nominal operations and nominal assets associated with our prior status as a "shell company" and (ii) the lack of any requirements for such committees under the regulations of the OTC Bulletin Board on which we have applied to have our common listed for trading. However, we are currently considering the creation of an audit committee, together with such other committees as our board of directors deems advisable.

Item 11. Executive Compensation.

      Until our acquisition of SALT in June 2007, we paid no compensation to any of our directors or officers, and our directors are currently not compensated for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

      Employment Agreements

      After the completion of the acquisition of SALT, Messrs. Cappock and Neuman entered into five year employment agreements with us, pursuant to which they are entitled to receive salaries of $160,000 and $160,000 per annum, respectively. Messrs. Cappock and Neuman will be entitled to receive bonuses at the sole discretion of the Board of Directors, and will be entitled to participate in any benefit plans provided to other senior executives of ours. In addition, in October 2007, On October 26, 2007, the Company entered into a written employment agreement with Jon Leslie, pursuant to which Mr. Leslie will serve as its Chief Financial Officer on an at will basis, and pursuant to which Mr. Leslie is entitled to an annual salary of $100,000. It is also contemplated that at a future date Mr. Leslie will be granted an option to purchase up to an aggregate of 25,000 shares of the Company's common stock, subject to applicable law and the terms of our stock option plan then in effect and otherwise as our board of directors may determine. Mr. Leslie will be entitled to participate in any benefit plans provided to other senior executives of the Company.

      At the present time, we do not provide any benefit plans to our executives, although through an arrangement with Administaff, they are offered the opportunity to receive health insurance, dental insurance, life insurance and disability insurance, as are all other Company personnel. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

      The foregoing summary of our employment agreements is qualified in its entirety by reference to each such employment agreement, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to our Registration Statement.

      Summary Compensation Table

      The following table sets forth the annual compensation paid by SALT to its executive officers during each of the last two completed fiscal years:

       Name and Principal Position           Year        Salary        All other          Total
                                                                      compensation
-------------------------------------------------------------------------------------------------
Kevin J. Cappock, President of SALT;         2007       $80,000         $26,500         $106,500
Chief Executive Officer and President of
Pinpoint (1)                                 2006       $87,000         $11,500          $98,500

Robert Neuman, Secretary of SALT; Chief      2007       $80,000         $19,000          $99,000
Operating Officer and Executive Vice
President of Pinpoint (2)                    2006       $87,000          $4,100          $91,100

----------
(1) Salary for 2007 includes salary paid by us since our acquisition of SALT's assets and our correlative engagement of Mr. Cappock as our president and chief executive officer; Mr. Cappock took no salary from SALT prior to such acquisition during the year 2007. All other compensation for the year 2007 includes an aggregate of approximately $18,200 of value attributable to the provision of a company automobile provided by SALT prior to, and by us after, our acquisition of SALT's assets (in approximately equal amounts); and approximately $8,300 in health benefits provided by us after such acquisition. All other compensation for the year 2006 is attributable to the provision of a company automobile provided by SALT.

(2) Salary for 2007 includes salary paid by us since our acquisition of SALT's assets and our correlative engagement of Mr. Neuman as our president and chief executive officer; Mr. Neuman took no salary from SALT prior to such acquisition during 2007. Includes an aggregate of approximately $8,800 of value attributable to the provision of a company automobile provided by SALT prior to, and by us after, our acquisition of SALT's assets (in approximately equal amounts); and approximately $10,200 in health benefits provided by us after such acquisition. All other compensation for the year 2006 is attributable to the provision of a company automobile provided by SALT.

      Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

      Incentive Plans

      Our Board of Directors has adopted the 2007 Stock Incentive Plan which allows for the issuance of up to 100,000 option shares of Pinpoint's Common Stock. No options have yet been issued under the plan. A copy of such plan is included as Exhibit 4.5 to our Registration Statement.

      Outstanding Equity Awards at Fiscal Year End

      We did not grant options, or make stock awards, to any of our executive officers in 2007, nor were there otherwise any outstanding equity awards as of December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Ownership

      As of April 30, 2008 we had 4,617,588 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

                                                                     Amount and Nature of         Percentage
Title of Class         Name and Address of Beneficial Owner        Beneficial Ownership (1)        of Class
--------------         ------------------------------------        ------------------------        --------
Common Stock           Andrew Scott (Chairman) (2)                   423,000                          9.16%
Common Stock           Kevin Cappock (Chief Executive                412,500                          8.93%
                       Officer,
                       President and Director) (3)
Common Stock           Robert Neuman (Chief Operating                412,500                          8.93%
                       Officer and
                       Executive Vice) (4)
Common Stock           Richard Cohen (Secretary and                  137,176 (5)                      2.96%
                       Director) ((5))
Common Stock           Joel Dictrow (Director) ((6))                 137,176 (6)                      2.96%
Common Stock           Derek Irwin (Director) ((7))                  123,587 (7)                      2.67%
Common Stock           Adolfo Carmona (Director) ((8))               273,053 (8)                      5.84%
Common Stock           All Executive Officers and Directors        2,018,992 (2) (3) (4) (5)         62.63%
                       as a Group                                                (6) (7) (8)
Common Stock           Sheldon Miller (Greater than 5%               279,575 (9)                      5.98%
                       Owner)  ((9))
Common Stock           Gordon Sjodin (Greater than 5%                381,754 (10)                     8.11%
                       Owner)  ((10))
Common Stock           David Baker  (Greater than 5% Owner)          402,176 (11)
                       ((11))                                                                         8.69%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days. Each beneficial owner's percentage ownership is determined by assuming that warrants that are held by such person (but not held by any other person), and which are exercisable within 60 days, have been exercised.
(2)   Mr. Scott's address is 405 Lexington Avenue, New York, New York 10174.
(3)   Mr. Cappock's address is 4300 W. Cypress, Tampa, Florida 33607.
(4)   Mr. Neuman's address is 4300 W. Cypress, Tampa, Florida 33607.
(5) Includes 9,059 shares of Common Stock issuable upon exercise of our warrants. Mr. Cohen's address is 100 E. Hartsdale Avenue, Hartsdale, New York 10530.
(6) Includes 9,059 shares of Common Stock shares issuable upon exercise of our warrants which are held by and in the name of Joel D. Dictrow and Zoe Dictrow JTWROS. Mr. Dictrow's address is 45 West 10 th Street, New York, New York 10011.
(7) Includes 4,529 shares of Common Stock issuable upon exercise of our warrants. Mr. Irwin's address is 880 Fifth Avenue, Apt. 6A, New York, New York 10021.
(8) Includes 54,351 shares of Common Stock issuable upon exercise of our warrants. Mr. Carmona's address is 798 Lake Avenue, Greenwich, CT 06830
(9) Includes 56,525 shares of Common Stock issuable upon exercise of our warrants.
(10) Includes 90,584 shares of Common Stock issuable upon exercise of our warrants.
(11) Includes 9,059 shares of Common Stock shares issuable upon exercise of our warrants.

      Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions.

      Relationships and Related Transactions.

      Our legal counsel is Eaton & Van Winkle LLP. Frederick Smithline, one of our directors until his resignation on February 25, 2008 (as reported in our Current Report on Form 8-K on February 29, 2008), is Of Counsel to Eaton & Van Winkle LLP.

      In addition, in connection with our acquisition of certain of the assets, and assumption certain of the liabilities, of SALT, we hired Kevin Cappock as President and Chief Executive Officer, and Robert Neuman as our Executive Vice President and Chief Operating Officer. In partial consideration for such assets, we issued a promissory note to SALT in original aggregate principal amount of $1,881,550. Such note, as amended, is due on March 31, 2009, and bears interest at an annual rate of 7.25% per annum. We may prepay all or any portion of such note without penalty. Messrs. Cappock and Neuman continue to be the sole owners of SALT (now named "Neucap, Inc."), the payee of such promissory note, and as such are the ultimate beneficiaries of the note. (This summary of the promissory note is qualified in its entirety by reference to such note together with the amendments thereto; a copy of the note and Amendment No. 1 to such note are attached as Exhibit 10.5 and 10.6 to the Registration Statement, and a copy of Amendment No. 2 is attached as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 17, 2008.)

      Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interesting any amount that exceeded the lesser of $120,000 or one percent of the average of the Company's total assets for the last two fiscal years.

      Director Independence.

      We anticipate being listed for trading on the OTC Bulletin Board. While, the OTC Bulletin Board does not maintain director independence standards, Messrs. Carmona, Cohen, Dictrow and Irwin qualify as independent directors under the guidelines of the AMEX.

Item 14. Principal Accountant Fees and Services.

      As disclosed as disclosed on our Registration Statement, our board of directors approved the engagement of McElravy for all audit and permissible non-audit services, and dismissed Marcum & Kliegman LLP, the Company's prior certifying accountant, in each case effective as of December 28, 2007.

      We do not currently have an audit committee. Accordingly, our board of directors performs the role that would otherwise be performed by an audit committee. To that end, our board of directors reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. Our board of directors has considered the role of McElravy, and of Marcum & Kliegman LLP, in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      The table below sets forth the aggregate fees billed for the year ended December 31, 2007 for professional services rendered by our principal accounting firms for audit services and audit related services (as indicated) for our financial statements; and the other fees billed for the year ended December 31, 2007 for professional services rendered by such firms related to the performance of audit services; and aggregate fees billed for such year for all other services billed by such firms. We were not billed any fees the year ended December 31, 2006.



                                                         Year ended December 31,
                                                         -----------------------

                                                           2007           2006
                                                         --------       --------
        Audit fees                                       $109,500       $      0
Audit-related fees                                       $ 95,500       $      0
          Tax fees                                       $      0       $      0
    All other fees                                       $ 30,000       $      0

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

      Financial Statements

      Our consolidated financial statements required by this Item are submitted in a separate section beginning on page F-1 of this Report.

      Financial Statement Schedules

      None.

      Exhibits

Exhibit Nos.                         Description of Exhibit
------------    ----------------------------------------------------------------
   3.1+         Certificate of Incorporation
   3.2+         By-laws
   4.1+         Form of Subscription Agreement between Registrant and Certain of the Selling Security Holders
   4.2+         Form of Warrant between Registrant and Certain of the Selling
                Security Holders
   4.3+         Placement Agent Warrant
   4.4+         Form of Registration Rights Agreement
   4.5+         2007 Stock Option Plan
   10.1+        Employment Agreement between the Registrant and Kevin Cappock
   10.2+        Employment Agreement between the Registrant and Robert Neuman
   10.3+        Employment Agreement between the Registrant and Jon Leslie
   10.4+        Advisory Agreement between the Registrant and David Baker
   10.5+        Promissory Note by the Registrant in Favor of Neucap, Inc.
                (formerly, S.A.L.T. Payroll Consultants, Inc.)
   10.6+        Amendment No. 1 to Promissory Note by the Registrant in Favor of
                Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
   10.7+        Amendment No. 2 to Promissory Note by the Registrant in Favor of
                Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
   21.1+        Subsidiaries of Registrant
   31.1*        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2*        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1*        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief
                Executive Officer
   32.2*        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief
                Financial Officer

+ Previously filed with the Registrant's SB-2/A (File No. 333-146970) filed on January 23, 2008.

*     Filed herewith.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pinpoint Recovery Solutions Corp
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Pinpoint Recovery Solutions Corp. as of December 31, 2007 and March 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine month period ended December 31, 2007 and the period from December 4, 2006 (inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinpoint Recovery Solutions Corp. as of December 31, 2007 and March 31, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.


/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas
May 9, 2008

                        PINPOINT RECOVERY SOLUTIONS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31, 2007       March 31, 2007
                                     ASSETS
Current assets:
     Cash                                                                      $         221,873     $          11,367
     Accounts receivable, net of allowance of $26,447                                    595,772                    --
     Prepaid expenses                                                                     59,835                 3,750
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            877,480                15,117
Property and equipment, net                                                               36,703                    --
Goodwill                                                                               6,397,542                    --
Other assets                                                                              30,640                    --
Deferred offering costs                                                                       --                34,125
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $       7,342,365     $          49,242
======================================================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)

Current liabilities:
     Accounts payable                                                          $         132,266     $          82,053
     Payable to related party                                                             92,490                    --
     Other current liabilities                                                            15,805                    --
     Accrued interest-related party                                                       46,423                    --
     Promissory notes payable-related party                                            1,861,096                    --
----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                     2,148,080                82,053
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity (deficiency):
     Preferred stock, $.001 par value; 1,000,000 shares authorized
         and none issued                                                                      --                    --
     Common stock, $.001 par value; 15,000,000 shares authorized, 4,617,588 and 1,573,000 issued and outstanding as of December 31, 2007 and
         March 31, 2007, respectively                                                      4,618                 1,573
     Additional paid-in capital                                                        6,446,335               100,652
     Subscriptions Receivable                                                                 --                (2,300)
     Accumulated deficit                                                              (1,256,668)             (132,736)
----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficiency)                                       5,194,285               (32,811)
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)                                                       $       7,342,365     $          49,242
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Period from
                                               For the Nine           December 4, 2006
                                               Months Ended         (Date of Inception)
                                             December 31, 2007       to March 31, 2007
                                            -------------------     -------------------
Revenues                                    $         1,561,225     $                --
---------------------------------------------------------------------------------------
Costs and Expenses:
    Direct costs                                        222,406                      --
    Payroll and related costs                           446,690                      --
    Consulting fees                                   1,066,912                   1,250
    Professional fees                                   423,699                 130,353
    Interest expense-related party                       78,997                      --
    General and administrative                          446,453                   1,133
---------------------------------------------------------------------------------------
      Total costs and expenses                        2,685,157                 132,736
---------------------------------------------------------------------------------------
Net loss                                    $        (1,123,932)    $          (132,736)
=======================================================================================

Basic and diluted loss per common share     $             (0.31)    $             (0.08)
---------------------------------------------------------------------------------------

Weighted average number of common shares
---------------------------------------------------------------------------------------
    Basic and fully diluted                           3,662,158               1,573,000
=======================================================================================

The accompanying notes are an integral part of these financial statements.

          PINPOINT RECOVERY SOLUTIONS CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (deficiency)
     For the Period from December 4, 2006 (Date of Inception) to March 31, 2007 and for the Nine Months Ended December 31, 2007


                                           Common Stock              Additional                                          Total
                                           ------------               Paid-in       Subscriptions     Accumulated     Stockholders'
                                      Shares         Par Value        Capital        Receivable         Deficit         Equity
                                  -------------    -------------   -------------    -------------    -------------    -------------
Balance at December 4, 2006                  --               --              --               --               --               --
Shares issued to founder at
    $0.01 per share on
    December 4, 2006                  1,320,000    $       1,320   $      10,680    $          --    $          --    $      12,000
Additional capital contributed
    by founder                                                            87,925                0                0           87,925
Shares issued to members of
    the board of directors              253,000              253           2,047           (2,300)               0                0
Net loss                                                                                                  (132,736)        (132,736)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007             1,573,000    $       1,573   $     100,652    $      (2,300)   $    (132,736)   $     (32,811)
Additional capital contributed
    by founder                               --               --         278,000               --               --          278,000
Shares issued to members of
    the board of directors              330,000              330         356,670           (3,000)              --          354,000
Payments of subscriptions
    receivable                               --               --              --            5,300               --            5,300
Shares issued to acquire
    certain assets and
    liabilities of S.A.L.T.
    Payroll Consultants, Inc.           825,000              825       1,334,175               --               --        1,335,000
Shares issued for services              275,000              275         444,725               --               --          445,000
Imputed interest on payable
    to related party                                                       6,996                                              6,996
Shares issued in connection
    with sale of Private
    Placement Units                   1,614,588            1,615       4,454,385               --               --        4,456,000
Offering costs                               --               --        (529,268)              --               --         (529,268)
Net loss                                     --               --                               --       (1,123,932)      (1,123,932)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007          4,617,588    $       4,618   $   6,446,335    $          --    $  (1,256,668)   $   5,194,285
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Period from
                                                                                  For the Nine          December 4, 2006
                                                                                  Months Ended         (Date of Inception)
                                                                                December 31, 2007       to March 31, 2007
                                                                               -------------------     -------------------
CASH FLOWS - OPERATING ACTIVITIES
Net loss                                                                       $        (1,123,932)    $          (132,736)
    Adjustments to reconcile net loss to cash used in operating activities:
      Non cash stock compensation expense                                                  977,000                      --
      Depreciation expense                                                                   5,428                      --
      Amortization of imputed interest on payable to related party                             426                      --
      Changes in assets and liabilities:
        Accounts receivable                                                               (408,399)                     --
        Prepaid expenses                                                                   (51,562)                 (3,750)
        Accounts payable                                                                    25,465                  82,053
        Other accrued expenses                                                              15,705                      --
        Accrued interest-related party                                                      46,423                      --
--------------------------------------------------------------------------------------------------------------------------
Net cash used in operation activities                                                     (513,446)                (54,433)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                                                                        (9,425)                     --
Cash paid in connection with the acquisition of certain assets
    and liabilities of S.A.L.T. Payroll Consultants, Inc.                               (3,118,450)                     --
Cash paid for finders fee to acquire S.A.L.T. Payroll Consultants, Inc.                   (270,922)                     --
Other long-term assets                                                                     (30,640)                     --
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (3,429,437)                     --
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Sale of common stock                                                                     4,456,000                      --
Deferred offering costs                                                                         --                 (34,125)
Offering Costs                                                                            (495,143)
Repayment of promissory notes payable-related party                                        (20,454)                     --
Imputed interest on payable to related party                                                (6,996)                     --
Loans from related party                                                                    99,060
Payments of subscriptions receviable                                                         5,300                      --
Proceeds from issuance of common stock to the Company's founder                                 --                  12,000
Additional capital contributed by founder                                                  115,622                  87,925
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                4,153,389                  65,800
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                       210,506                  11,367
Cash - beginning of period                                                                  11,367                      --
--------------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                           $           221,873     $            11,367
==========================================================================================================================

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                                     $            32,147     $                --
    Cash paid for income taxes                                                 $                --     $                --

Supplemental Disclosure of Non-cash Financing and Investing Activities:

On June 26, 2007, the Company acquired certain assets and assumed certain liabilities of NeuCap, Inc., formerly, S.A.L.T. Payroll Consultants, Inc. In addition to the cash paid to acquire the assets, the Company issued 750,000 shares (825,000 shares after the 10% stock dividend) of common stock valued at $1,335,000 and issued a promissory note in the amount of $1,881,550 and recorded an additional liability due to the seller of $155,922 which was paid in July, 2007. The total acquisition cost was $6,605,922, and the total amount of goodwill recognized was $6,397,542. The values related to the non-cash consideration described above have been assigned to the following assets acquired and liabilities assumed:

Accounts receviable                                                 $   195,899
Prepaid expense                                                     $     4,523
Property and equipment                                              $    32,706
Accounts payable                                                    $   (24,748)
Goodwill                                                            $ 3,172,617

The accompanying notes are an integral part of these financial statements.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Organization

      Pinpoint Recovery Solutions Corp., (the `Company`), is a privately held Delaware corporation organized on December 4, 2006. Except for the issuance of founder shares, there were no material transactions during 2006.

Nature of Operations

      From December 4, 2006, its date of inception until June 25, 2007, the Company was considered a development stage enterprise as it was devoting substantially all of its efforts to establishing a new business and its planned principal operations had not commenced. On June 26, 2007, pursuant to an Asset Purchase Agreement, the Company purchased certain assets, subject to certain liabilities of S.A.L.T. Payroll Consultants, Inc., which subsequently changed its name to NeuCap, Inc. ("NeuCap") for (i) $3,118,450 of cash; (ii) $1,881,550 in the form of a promissory note; and, (iii) 750,000 shares (825,000 shares after the 10% stock dividend) of its Common Stock valued at $1,335,000. In addition, the Company paid a finder's fee of $270,922. In determining the value attributed to the shares issued for the SALT acquisition, the Company was assisted by an independent third party who has expertise in the valuation of companies.

      Subsequent to the June 26, 2007 acquisition, the Company's principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The Company earns fees based on agreed upon percentages of the taxes that it is able to recover for its clients. The Company's headquarters are located in Tampa, Florida, from where it performs services for clients throughout the United States of America. Prior to the June 26, 2007 acquisition and since its formation, the Company's activities consisted of capital raising activities for the purpose of consummating the June 26, 2007 acquisition. The Company formed a new entity, named S.A.L.T. Payroll Consultants, Inc. ("SALT") in which the net acquired assets and its tax recovery business is reported. For purposes herein, the predecessor company is referred to as NeuCap and the Company's wholly owned subsidiary is referred to as SALT. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," the combined Company is considered to operate in a single accounting segment.

      The total consideration paid was $6,605,922 (including the finder's fee) of which $6,397,542 was in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" and accordingly, no amortization expense was included in the statement of operations. Should the Company determine it is appropriate, it will allocate a portion or all of the excess to amortizable intangible assets and the Company may have amortization expense accordingly.

      The following table details the allocation of the purchase price:

      Accounts receivable                                           $   195,899
      Prepaid expenses                                                    4,523
      Property and equipment, net                                        32,706
      Goodwill                                                        6,397,542
      Accounts payable                                                  (24,748)
      -------------------------------------------------------------------------
      Total purchase price                                          $ 6,605,922
      -------------------------------------------------------------------------

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Change in Fiscal Year End

      On March 4, 2008, the Company approved a change in its fiscal year end from March 31 to December 31. The nine month results now being reported by the Company relate to the transitional period ended December 31, 2007. The following table presents certain comparative transition period financial information for the period from December 4, 2006 (Date of Inception) to December 31, 2006.

Professional fees                                                   $    27,690
-------------------------------------------------------------------------------
Net loss                                                            $   (27,690)
===============================================================================

Basic and diluted loss per common share                             $     (0.02)
===============================================================================

Weighted average number of common shares
-------------------------------------------------------------------------------
  Basic and fully diluted                                             1,320,000
===============================================================================

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SALT, a Florida corporation. All intercompany transactions and balances have been eliminated upon consolidation.

Revenue Recognition

      Pursuant to contractual arrangements with its clients, the Company generally earns its fees when a client receives a tax refund check or a credit from applicable taxing authorities as a result of the work performed by the Company. The Company recognizes its revenues in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectibility is reasonably assured.

Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and March 31, 2007, the Company has no cash equivalents.

Accounts Receivable

      All of the Company's accounts receivable are reported at their net collectible amounts. The Company records an allowance against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt. The allowance for uncollectible accounts was $26,448and $0 at December 31, 2007 and March 31, 2007, respectively.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment and software and seven years for furniture and fixtures. Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies - (continued)

Long-lived Assets

      Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Deferred Offering Costs

      During the period from December 4, 2006 (date of inception) to March 31, 2007 the company incurred $34,125 of offering costs, primarily legal fees, related to a private placement of its securities. Upon the closing of its private placement, all offering costs were netted against the offering proceeds and charged to paid-in capital.

Intangible Assets & Goodwill

      The financial statements assume that all of the excess of the purchase price over the net tangible assets in connection with the June 26, 2007 acquisition of the NeuCap business was allocated to Goodwill in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" and accordingly, no amortization expense was included in the statement of operations.

      Should the Company determine it is appropriate, it will allocate a portion or all of the excess to amortizable intangible assets and the Company may have amortization expense accordingly. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of its intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2007 no impairment loss has been recognized.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

from estimates, additional allowances or reversals of reserves may be necessary. As of December 31, 2007, the Company has a deferred tax benefit approximating $110,130 which consists entirely of federal and state net operating losses generated by the current period tax losses. As of March 31, 2007, the company had a deferred tax benefit of $52,000 consisting entirely of federal and state net operating losses generated by the taxable loss of $132,736 for the period from December 4, 2006 (date of inception) to March 31, 2007. The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and up until June 25, 2007 was a development stage enterprise. Additionally, the reconciliation of the Company's current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

Fair Value of Financial Instruments

      Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

Advertising Costs

      Advertising costs are expensed as incurred. The Company incurred $530 of advertising expenses for the nine months ended December 31, 2007. There were no advertising costs for the period from December 4, 2006 (date of inception) to March, 31, 2007.

Stock Options and Similar Equity Instruments

      The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, the Company authorized its 2007 Stock Option Plan. As of December 31, 2007, the Company has not issued any options pursuant to the plan.

Loss Per Share

Basic and diluted per share results for the nine months ended December 31, 2007 and the period from December 4, 2006 (date of inception) to March, 31, 2007 were computed based on the loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share. On September 14, 2007, the Company's board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. In determining the weighted-average shares outstanding for the nine months ended December 31,

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

Loss Per Share (continued)

2007 and the period from December 4, 2006 (date of inception) to March, 31, 2007, the shares issuable pursuant to the stock dividend and the shares issued to the founder and board members were considered outstanding as of the beginning of the respective periods.

      In accordance with SFAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including the assumed exercise of warrants to purchase common stock based on the treasury stock method only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

      During the nine months ended December 31, 2007, warrants to purchase 888,576 shares (977,444 shares after the 10% stock dividend) of common stock were anti-dilutive and the average number of common shares used in the calculation of basic and diluted earnings (loss) per share is identical. Such potential common shares may dilute earnings per share in the future.

Concentration of Credit Risk and Major Clients

      Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2007, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. The Company believes this risk is minimal. As of December 31, 2007 the Company had $181,493 of cash in excess of federally insured limits.

      For the nine month period ended December 31, 2007, revenues from two clients represented 24% and 11% of total revenues. As of December 31, 2007, 19%, 18% and 14%, respectively, of the Company's accounts receivable were due from three clients. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Authoritative Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48.") FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation became effective for the Company on April 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

New Authoritative Pronouncements (continued)

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157 will have on its consolidated statements of operations and financial condition.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), which amends SFAS No. 87, "Employers' Accounting for Pensions"; SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; and SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)". SFAS 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives for companies to make the measurement-date provisions. The recognition of an asset or liability related to funded status provision is effective for the fiscal year ending December 31, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on the Company's consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115," ("SFAS 159"). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of SFAS 157. SFAS 159 is not expected to have a material impact on the Company's financial statements.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company's financial statements.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies (continued)

New Authoritative Pronouncements (continued)

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is not expected to have a material impact on the Company's financial statements.

Note 3. Property and Equipment

      The Company's property and equipment is summarized as follows at December 31, 2007:

Computer equipment and software                                        $ 34,428
Furniture and fixtures                                                    7,703
-------------------------------------------------------------------------------
                                                                         42,131
Accumulated depreciation                                                 (5,428)
-------------------------------------------------------------------------------
Property and equipment, net                                            $ 36,703
-------------------------------------------------------------------------------

      During the nine months ended December 31, 2007, the Company recorded $5,428 of depreciation expense.

Note 4. Amounts Owed to Related Parties

Promissory Notes Payable-Related Party

      In connection with the acquisition of the NeuCap assets, on June 26, 2007, the Company issued its $1,881,550 promissory note payable to NeuCap, Inc. NeuCap is owned by Kevin Cappock, the Company's chief executive officer, and Robert Neuman, the Company's vice-president. The promissory note bears interest at the prime rate as set by Bank of America from time to time, which was 8.25% as of December 31, 2007. The promissory note may be prepaid any time without penalty and all outstanding principal and interest was originally due six months from the date of issuance. On January 10, 2008, the note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which the Company agreed to pay NeuCap an additional $20,000.

      On April 11, 2008, the note was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, the Company agreed to make cash payments for both interest and principal when its month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce the Company's checking account balance to not less than $200,000.

      During the nine months ended December 31, 2007, interest expense relating to the promissory note was $78,570, of which $46,423 remains unpaid as of December 31, 2007.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Amounts Owed to Related Parties (continued)

Payable to Related Party

      In November and December of 2007, the Company was advanced $99,061 from its founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $6,996 of which $426 was amortized to interest expense for the nine months ended December 31, 2007.

Note 5. Capital Stock

Preferred Stock, Common Stock and Subscriptions Receivable

      As of December 31, 2007 and March 31, 2007 there are 1,000,000 shares of par value $.001 preferred stock authorized of which none were outstanding. As of December 31, 2007 and March 31, 2007 there are 15,000,000 shares of par value $.001 common stock authorized of which 4,617,588 shares and 1,573,000, respectively, were issued and outstanding.

      On September 14, 2007, the Company's board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. As a result of the stock dividend the Company issued an aggregate of 429,780 shares of Common Stock.

      The Company was initially capitalized with the sale of 1,200,000 shares (1,320,000 shares after the 10% stock dividend) of Common Stock to its founder for $12,000, or $.01 per share. As of December 31, 2007, the Company's founder held 523,000 shares of Common Stock and has contributed a total of $377,925 of capital, including $12,000 he paid for the issuance of the shares he received initially, $87,925 of contributed working capital during the period ended on March 31, 2007 and an additional $100,000 of contributed working capital during April and May, 2007, and $178,000 representing the value of shares he transferred to an advisor to on behalf of the Company.

      In March 2007, three individuals were appointed to the board of directors pursuant to which the Company sold to them an aggregate of 230,000 shares (253,000 after the 10% stock dividend) of Common Stock for $2,300, or $.01 per share. On May 18, 2007, an individual was appointed to the board of directors pursuant to which the Company sold him 100,000 shares (110,000 shares after the 10% stock dividend) of Common Stock for $1,000, or $.01 per share on a pre stock dividend basis. On July 19, 2007, two individuals were appointed to the board of directors and in connection therewith each purchased 100,000 shares (110,000 shares after the 10% stock dividend) of Common Stock for $2,000, or $.01 per share on a pre stock dividend basis. With assistance from an independent third party who has expertise in the valuation of companies, the shares issued to the directors on July 19, 2007 were valued at $1.78 per share resulting in an additional $354,000 of stock compensation that was expensed on the date of issuance.

Issuance of Shares for Consulting Services

      On June 5, 2007, the Company executed a letter agreement with an individual to provide general consulting services to the Company. In connection with the letter agreement, on July 19, 2007, the Company authorized a stock grant to such consultant of 250,000 shares (275,000 shares after the 10% stock dividend) of Common Stock, which with the assistance from an independent third party who has expertise in the valuation of companies were valued at $1.78 per share resulting in $445,000 of stock compensation expense for the nine months ended December 31, 2007.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Capital Stock (continued)

Issuance of Shares for Advisory Services

      On July 19, 2007, an individual agreed to provide advisory services to the Company's board of directors and in connection therewith, the Company's founder transferred 100,000 shares (110,000 shares after the 10% stock dividend) of Common Stock he owned to such individual. On July 19, 2007, the Company recorded $178,000 as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for nine months ended December 31, 2007.

Private Placement

On March 16, 2007, the Company's board of directors authorized a private offering of units consisting of (i) up to $5,000,000 of 11% debentures and (ii) up to 800,000 shares (880,000 shares after the 10% stock dividend) of Common Stock, for gross offering proceeds of $5,000,000, the "Debt Offering" and a private offering of (i) a minimum of 80 units, each consisting of 8,235 shares (9,058.5 shares after the 10% stock dividend) of Common Stock and a warrant to purchase 2,000 shares (2,200 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend) (the "Unit"), for gross offering proceeds of $2,000,000 and (ii) a maximum of 180 Units for gross offering proceeds of $4,500,000, the "Equity Offering". On May 18, 2007, the Company's board of directors terminated the Debt Offering (no units were sold) and increased the number of Units to be offered in the Equity Offering to a maximum of 240 Units for gross offering proceeds of $6,000,000.

      The Company had delivered to potential investors, a Confidential Private Placement Memorandum dated March 23, 2007, as amended by Amendment No. 1 (the "Private Placement"). On June 6, 2007, the Company's board of directors authorized a modification of the Units included in the Private Placement such that each Unit, as modified, consists of 8,235 shares (9,058.5 shares after the 10% stock dividend) of Common Stock and a warrant to purchase 4,117 shares (4,528.7 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend). In connection therewith, the Company issued a supplement to the Private Placement.

      On June 26, 2007, pursuant to the Private Placement, the Company sold to 42 investors, 157.72 Units for $25,000 per Unit. The Company received gross proceeds of $3,943,000 for which it issued an aggregate of 1,298,825 shares (1,428,708 shares after the 10% stock dividend) of Common Stock and warrants to purchase an aggregate of 649,406 shares (714,347 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend), valued at approximately $950,000 using the relative fair value calculated by the black-scholes option valuation formula.

      In July 2007 and August 2007, pursuant to the Private Placement, the Company sold to 5 investors, 20.52 Units for $25,000 per Unit. The Company received gross proceeds of $513,000 for which it issued an aggregate of 168,983 shares (185,881 shares after the 10% stock dividend) of Common Stock and warrants to purchase an aggregate of 84,490 shares (92,939 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend), valued at approximately $125,000 using the relative fair value calculated by the black-scholes option valuation formula.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Capital Stock (continued)

Private Placement (continued)

      In connection with the Private Placement, the Company issued a warrant to purchase 154,680 shares (170,148 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend), valued at approximately $225,000 using the black-scholes option valuation formula, per share to T.R. Winston & Associates, or their assigns, which acted as the placement agent for the transaction. T.R. Winston & Associates, or their assigns, received a cash commission approximating an aggregate of 10% of the gross offering proceeds. For the three and six months ended December 31, 2007, the Company incurred $495,142, respectively, of offering costs (commissions and legal fees) and since its inception incurred $529,268 of offering costs related to the Private Placement which were netted against the offering proceeds and charged to paid-in capital.

      All the warrants contain a cashless exercise provision.

      On October 26, 2007, the Company filed with the Securities and Exchange Commission ("SEC") a registration statement covering 1,681,596 issued and outstanding shares of common stock and 739,749 shares of common stock underlying warrants. The registration statement, as amended, was declared effective by the SEC on February 8, 2008.

Note 6. Stock Option Plan

      On March 16, 2007, the Company's board of directors authorized the 2007 Stock Option Plan and in connection therewith reserved 100,000 shares of Common Stock for future issuance under the 2007 Stock Option Plan. Options to be issued under the 2007 Stock Option Plan are to be authorized by the board of directors, or a committee thereof, may be either incentive stock options or non-qualified options. Eligible recipients of options issued pursuant to the 2007 Stock Option Plan may be employees, officers, directors, or consultants of the Company, or any parent, or subsidiary of the Company. The purchase price per share of Common Stock issuable upon the exercise of an option granted pursuant to the 2007 Stock Option Plan shall be determined by the Company's board of directors but shall not be less than 100% of the fair market value. Fair market value of a share of Common Stock shall mean the trading price of a share of Common Stock on the principal securities exchange on which such shares are traded or as reasonably determined by the board of directors if the shares of Common Stock are not traded on a securities exchange. As of December 31, 2007, the Company has not granted any stock options.

Note 7. Commitments and Contingencies

(a) Operating Lease Obligations

      In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses. The lease at 4300 W. Cypress Street commenced in October 2007 and prior to that it leased office space at 4350 W. Cypress Street, Tampa, Florida on a month to month basis for an annual rental of $42,000 per year. The Company leases additional office space in St. Petersburg under a cancelable lease from its chief executive officer and president on a month to month basis for an annual rental of $15,000. The Company also leases various vehicles under non-cancelable operating leases with initial terms greater than one year. Rental expense under operating leases for the nine months ended December 31, 2007 was $42,910. These costs are included as part of general and administrative expenses in the statements of operations. . There were no lease obligations to the company from December 4, 2006 (date of inception) to March 31, 2007.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Commitments and Contingencies (continued)

(a) Operating Lease Obligations (continued)

      The lease for the Company's office at 4300 W. Cypress Street, Tampa, Florida has terms that include annual increases in rent expense. The Company recognizes rent expense on a straight-line basis over the life of the lease. The differences between straight line expense and actual rent payments results in deferred rent credits or amortization of the credit. Deferred rent payable as of December 31, 2007 approximates $1,317.

      As of December 31, 2007 the Company's future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31, 2008                                  $ 109,736
Twelve months ended December 31, 2009                                     92,806
Twelve months ended December 31, 2010                                     90,912
Twelve months ended December 31, 2011                                     93,627
Twelve months ended December 31, 2012                                     71,793
--------------------------------------------------------------------------------
    Total                                                              $ 458,874
--------------------------------------------------------------------------------

(b) Employment Agreements

      On June 26, 2007, Kevin Cappock and the Company entered into a five-year employment agreement pursuant to which Mr. Cappock will serve as the Company's chief executive officer and president for an annual salary of $160,000. On June 26, 2007, Robert Neuman and the Company entered into a five-year employment agreement pursuant to which Mr. Neuman will serve as the Company's executive vice-president for an annual salary of $160,000. Mr. Cappock's and Mr. Neuman's employment agreements include non-compete clauses for the period from June 26, 2007 to one year after the employment agreements terminate, an initial period of six years.

      On October 26, 2007, the Company entered into a written employment agreement with Jon Leslie, pursuant to which Mr. Leslie will serve as its Chief Financial Officer on an at will basis, and pursuant to which Mr. Leslie is entitled to an annual salary of $100,000. It is also contemplated that at a future date Mr. Leslie will be granted an option to purchase up to an aggregate of 25,000 shares of the Company's common stock, subject to applicable law and the terms of our stock option plan then in effect and otherwise as our board of directors may determine. Mr. Leslie will be entitled to participate in any benefit plans provided to other senior executives of the Company.

(c) Consulting Agreement

      On March 21, 2001, SALT entered into a consulting agreement with an individual to serve as an independent sales representative. Pursuant to the terms of the consulting agreement, the sales representative receives a percentage (12% initially, 13% as amended on January 1, 2003 and 15% on high margin engagements as amended on January 1, 2006) of gross collected fees plus out-of-pocket expenses on qualified new clients as defined within the agreement. Subsequent to the initial expiration of the agreement on January 1, 2002, the parties to the agreement have continued operating pursuant to the terms of the agreement by periodically amending commission rate terms. This consulting agreement has been verbally transferred from SALT to the Company.

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Unaudited Pro Forma Financial Information

      As described in more detail in Note 1, on June 26, 2007, the Company acquired certain assets subject to certain liabilities of NeuCap and as a result of such acquisition; its on-going principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The following pro forma information gives effect to the acquisition and financings as if they occurred as of the beginning of the calendar year and have been prepared by the Company's management based upon the historical financial statements of the Company and NeuCap. This pro forma information may not be indicative of what would have occurred if the proposed acquisition and financings had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.

      The following table presents unaudited pro forma combined statement of operations information for the nine months ended December 31, 2007 and the period from December 4, 2006 to March 31, 2007 as if the transaction occurred at the beginning of the respective period.

                                   (Unaudited)

                                                                          For the Period from
                                                     For the Nine           December 4, 2006
                                                     Months Ended         (Date of Inception)
                                                   December 31, 2007       to March 31, 2007
                                                  -------------------------------------------
Revenues                                          $         2,252,978     $           351,448
---------------------------------------------------------------------------------------------
Costs and Expenses:
    Direct costs                                              318,642                  49,203
    Payroll and related costs                                 908,516                 130,138
    Consulting fees (including stock based
       compensation of $977,000)                            1,066,912                   1,250
    Professional fees                                         423,699                 130,353
    Interest expense-related party                            116,079                  38,807
    General and administrative                                554,118                  96,946
---------------------------------------------------------------------------------------------
       Total costs and expenses                             3,387,966                 446,697
---------------------------------------------------------------------------------------------
Net loss                                          $        (1,134,988)    $           (95,249)
=============================================================================================

                        PINPOINT RECOVERY SOLUTIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Subsequent Events

      In connection with the acquisition of the NeuCap assets, on June 26, 2007, the Company issued its $1,881,550 promissory note payable to NeuCap, Inc. NeuCap is owned by Kevin Cappock, the Company's chief executive officer, and Robert Neuman, the Company's vice-president. The promissory note bears interest at the prime rate as set by Bank of America from time to time, which was 8.25% as of December 31, 2007. The promissory note may be prepaid any time without penalty and all outstanding principal and interest was originally due six months from the date of issuance. On January 10, 2008, the note issued to NeuCap for the acquisition of NeuCap's assets was amended whereby NeuCap agreed to extend the maturity date of the note from December 26, 2007 to March 31, 2008 for which the Company agreed to pay NeuCap an additional $20,000.

      On April 11, 2008, the note payable to NeuCap was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, the Company agreed to make cash payments for both interest and principal when its month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce the Company's checking account balance to not less than $200,000.

      On February 25, 2008 Frederick Smithline, Sheldon Miller and Paul Dennis resigned from their positions as directors of the Company. None of Messrs. Smithline, Miller or Dennis had any disagreement with the policies or management of the Company.

      On April 23, 2008 Gordon Sjodin resigned from his position as director of the Company. Mr. Sjodin had no disagreement with the policies or management of the Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PINPOINT RECOVERY SOLUTIONS CORP.


Date: May 12, 2008                    By:
                                          --------------------------------------
                                          Kevin Cappock, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                       Date
---------                                                       ----


/s/ Andrew Scott                                                May 12, 2008
------------------------------------------------
Andrew Scott, Chairman of the Board


/s/ Kevin Cappock                                               May 12, 2008
------------------------------------------------
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director


/s/ Jon D. Leslie                                               May 12, 2008
------------------------------------------------
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)


/s/ Richard Cohen                                               May 12, 2008
------------------------------------------------
Richard Cohen, Treasurer, Secretary and Director


/s/ Adolfo Carmona                                              May 12, 2008
------------------------------------------------
Adolfo Carmona, Director


/s/ Joel Dictrow                                                May 12, 2008
------------------------------------------------
Joel Dictrow, Director


/s/ Derek Irwin                                                 May 12, 2008
------------------------------------------------
Derek Irwin, Director

                               INDEX TO EXHIBITS

Exhibit Nos.                         Description of Exhibit
------------    ----------------------------------------------------------------
   3.1+         Certificate of Incorporation
   3.2+         By-laws
   4.1+         Form of Subscription Agreement between Registrant and Certain of the Selling Security Holders
   4.2+         Form of Warrant between Registrant and Certain of the Selling
                Security Holders
   4.3+         Placement Agent Warrant
   4.4+         Form of Registration Rights Agreement
   4.5+         2007 Stock Option Plan
   10.1+        Employment Agreement between the Registrant and Kevin Cappock
   10.2+        Employment Agreement between the Registrant and Robert Neuman
   10.3+        Employment Agreement between the Registrant and Jon Leslie
   10.4+        Advisory Agreement between the Registrant and David Baker
   10.5+        Promissory Note by the Registrant in Favor of Neucap, Inc.
                (formerly, S.A.L.T. Payroll Consultants, Inc.)
   10.6+        Amendment No. 1 to Promissory Note by the Registrant in Favor of
                Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
   10.7+        Amendment No. 2 to Promissory Note by the Registrant in Favor of
                Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
   21.1+        Subsidiaries of Registrant
   31.1*        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2*        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1*        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief
                Executive Officer
   32.2*        Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief
                Financial Officer

+ Previously filed with the Registrant's SB-2/A (File No. 333-146970) filed on January 23, 2008.

*     Filed herewith.