Form 10-Q
period 2008-03-31
PINPOINT RECOVERY SOLUTIONS CORP
filed 2008-05-15
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 333-146970

PINPOINT RECOVERY SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-2214000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 W. Cypress Street, Suite 370 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 879-5000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                         Accelerated filer  ☐

Non-accelerated filer  ☐                                                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock, $0.001 par value per share	4,617,588 shares

TABLE OF CONTENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pinpoint Recovery Solutions Corp. ∙ 10-Q

	March 31, 2008
	(unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$168,028	$221,873
Accounts receivable, net of allowance of $26,447	283,773	595,772
Prepaid expenses	63,311	59,835
Total current assets	515,112	877,480
Property and equipment, net of accumulated depreciation of $8,271 and $5,428 respectively	34,074	36,703
Goodwill	6,397,542	6,397,542
Other assets	28,060	30,640
TOTAL ASSETS	$6,974,788	$7,342,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,138	$132,266
Payable to related party	103,642	92,490
Other current liabilities	11,732	15,805
Accrued interest-related party	54,808	46,423
Promissory notes payable-related party	1,861,096	1,861,096
Total current liabilities	2,159,416	2,148,080
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized
and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized,
4,617,588 issued and outstanding	4,618	4,618
Additional paid-in capital	6,625,011	6,446,335
Accumulated deficit	(1,814,257)	(1,256,668)
Total stockholders' equity	4,815,372	5,194,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,974,788	$7,342,365
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Pinpoint Recovery Solutions Corp. ∙ 10-Q
(Unaudited)

Three Months Ended March 31,	2008	2007
Revenues	$247,507	$-
Costs and Expenses:
Direct costs	32,176	-
Payroll and related costs	283,625	-
Consulting fees	190,415	1,250
Professional fees	55,057	130,353
Interest expense-related party	40,223	-
General and administrative	203,600	1,133
Total costs and expenses	805,096	132,736
Net loss	$(557,589)	$(132,736)

Basic and diluted loss per common share	$(0.12)	$(0.08)

Weighted average number of common shares
Basic and fully diluted	4,617,588	1,573,000
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

Three Months Ended March 31,	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(557,589)	$(132,736)
Adjustments to reconcile net loss to cash used in
operating activities:
Non cash stock compensation expense	178,000	-
Depreciation expense	2,843	-
Amortization of imputed interest on payable to related party	676	-
Changes in assets and liabilities:		-
Accounts receivable	311,999	-
Prepaid expenses	(3,476)	(3,750)
Accounts payable	(4,127)	82,053
Other accrued expenses	(4,073)	-
Accrued interest-related party	8,385	-
Net cash used in operating activities	(67,362)	(54,433)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(214)	-
Other long-term assets	2,580	-
Net cash provided by investing activities	2,366	-
CASH FLOWS - FINANCING ACTIVITIES
Deferred offering costs	-	(34,125)
Loans from related party	11,151	-
Proceeds from issuance of common stock to the
the Company's founder	-	12,000
Additional capital contributed by founder	-	87,925
Net cash provided by financing activities	11,151	65,800
Net increase in cash	(53,845)	11,367
Cash - beginning of period	221,873	-
Cash - end of period	$168,028	$11,367

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31,838	$-
Cash paid for income taxes	-	-
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

1 Basis of Presentation and Consolidation and Recent Accounting Pronouncements
Basis of Presentation
In the opinion of management, the accompanying consolidated balance sheets and related consolidated interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: allowances for doubtful accounts, estimates of lives and recoverable value of property, the valuation of goodwill, and assumptions used to calculate stock based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Pinpoint Recovery Solutions Corp. 2007 Form 10-K.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, S.A.L.T. Payroll Consultants, Inc., (“SALT”), a Florida corporation. All intercompany transactions and balances have been eliminated upon consolidation. SALT was acquired on June 26, 2007 and as such, the statement of operations and cash flows for the three months ended March 31, 2007 does not include the accounts of SALT. See Note 7 for pro forma information regarding the operations of SALT for the three months ended March 31, 2007.

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measure and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$6,397,542	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our financial statements in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our financial statements.

2 Basic and Diluted Loss Per Share
Basic and diluted per share results for the three months ended March 31, 2008 and 2007 were computed based on the loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share. On September 14, 2007, our board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. In determining the weighted-average shares outstanding for the three months ended March 31, 2007, the shares issuable pursuant to the stock dividend and the founders’ shares were considered outstanding as of the beginning of such period.

In accordance with SFAS 128, “Earnings Per Share,” the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of potential common shares including the assumed exercise of warrants to purchase common stock based on the treasury stock method only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

During three months ended March 31, 2008, warrants to purchase 977,444 shares of common stock were anti-dilutive and the average number of common shares used in the calculation of basic and diluted loss per share is identical. Such potential common shares may dilute earnings per share in the future. There were no potential common shares outstanding for the three months ended March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

3 Intangible Assets and Goodwill
On June 26, 2007, we acquired SALT. In determining the value attributed to the shares issued for the SALT acquisition, we were assisted by an independent third party who has expertise in the valuation of companies. The total consideration paid was $6,605,922 of which $6,397,542 was in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and accordingly, no amortization expense was included in the statement of operations.

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of the goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We re-evaluated the carrying value of the goodwill with the assistance of the valuation expert as of December 31, 2007 and no impairment loss was recognized.

The following table details the allocation of the purchase price paid for SALT:

Accounts receivable	$195,899
Prepaid expenses	4,523
Property and equipment	32,706
Goodwill	6,397,542
Accounts payable	(24,748)
Net loss	$6,605,922

4 Concentrations of Credit Risk and Major Clients
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. We believe this risk is minimal. As of March 31, 2008 we had $61,078 of cash in excess of federally insured limits.

The following table sets forth the amount and percentage of revenue from those customers which accounted for at least 10% of revenues for the three months ended March 31, 2008.

For the three months ended March 31, 2008
Customer A	$66,793	27%
Customer B	61,197	25%
Customer C	26,408	11%

The following table sets forth the amount and percentage of accounts receivable from customers which accounted for at least 10% of total accounts receivable.

As of March 31, 2008
Customer A	$66,793	22%
Customer B	31,151	10%
Customer D	108,734	35%
Customer E	35,301	11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

We do not require collateral to support accounts receivable or financial instruments subject to credit risk.

5 Transactions with Related Parties
Payable to Related Party
In November and December of 2007, we were advanced $99,061 and in January 2008 we were advanced $10,000 from our founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $7,672 of which $426 was amortized to interest expense in November and December of 2007 and $1,827 was amortized to interest expense for the three months ended March 31, 2008.

Promissory Notes Payable-Related Party
In connection with the June 26, 2007 acquisition of SALT, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note bears interest at the prime rate as set by Bank of America from time to time, which was 5.25% as of March 31, 2008. The promissory note may be prepaid any time without penalty and all outstanding principal and interest was originally due six months from the date of issuance. On January 10, 2008, the note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we Paid NeuCap an additional $20,000.

On April 11, 2008, the note was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

During the three months ended March 31, 2008, interest expense relating to the promissory note was $38,305 and $54,808 was accrued and unpaid as of March 31, 2008.

6 Issuance of Shares for Advisory Services
In March 2008, an individual agreed to provide advisory services to us and in connection therewith, our founder transferred 100,000 shares of Common Stock he owned to such individual. For the three months ended March 31, 2008 we recorded $178,000 using a per share price of $1.78 as determined by an independent valuation expert as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense.

7 Pro Forma Financial Information
As a result of the June 26, 2007 acquisition of SALT our on-going principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The following pro forma information gives effect to the acquisition and related financings as if they occurred as of the beginning of the three months ended March 31, 2007 and have been prepared by management based upon the historical financial statements of Pinpoint Recovery Solutions Corp. and NeuCap. This pro forma information may not be indicative of what would have occurred if the proposed acquisition and financings had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

The following table presents unaudited pro forma combined statement of operations information for the three months ended March 31, 2007 as if the transaction occurred at the beginning of such period.

Three Months Ended March 31, 2007
Revenues	$351,448
Costs and Expenses:
Direct costs	49,203
Payroll and related costs	130,138
Consulting fees	1,250
Professional fees	130,353
Interest expense-related party	38,807
General and administrative	96,946
Total costs and expenses	446,697
Net loss	$(95,249)

8 Subsequent Events
In connection with the acquisition of SALT on June 26, 2007, we issued our $1,881,550 promissory note payable to NeuCap, which is owned by our chief executive officer and our vice-president. The promissory note bears interest at the prime rate as set by Bank of America from time to time, which was 5.25% as of March 31, 2008. The promissory note may be prepaid any time without penalty and all outstanding principal and interest was originally due six months from the date of issuance. On January 10, 2008, the terms of the note were amended whereby NeuCap agreed to extend the maturity date of the note from December 26, 2007 to March 31, 2008 for which we paid NeuCap an additional $20,000.

On April 11, 2008, the note payable to NeuCap was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

On April 23, 2008 Gordon Sjodin resigned from his position as director of the Company. Mr. Sjodin had no disagreement with the policies or management of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements
Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Pinpoint Recovery Solutions Corp. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

From December 4, 2006, our date of inception, until June 25, 2007, we were a development stage enterprise, devoting substantially all of our efforts to capital raising activities for, and planning to integrate and manage, the acquisition of an appropriate business. On June 26, 2007 we acquired SALT.

Subsequent to the acquisition of SALT, our principal business focus has been to develop additional control procedures, implement a new enterprise software company wide, and establish an internal marketing division to continue growing the business of SALT. We formed a new wholly owned subsidiary called “S.A.L.T. Payroll Consultants, Inc.,” the name under which the acquired business is operated; however, we remain the owner of the assets acquired and liabilities assumed in the SALT acquisition.

Results of Operations
The following table summarizes selected unaudited financial information for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The unaudited financial information presented for the three months ended March 31, 2007 was derived by combining SALT, the predecessor company, unaudited historical results for the three months ended March 31, 2007, with Pinpoint’s historical results for the three months ended March 31, 2007.

Three Months Ended March 31,	2008	2007
Revenues	$247,507	$351,448
Direct costs	32,176	49,203
Payroll and related costs	283,625	130,138
General and administrative	160,800	96,946
(Loss) income before interest expense, noncash stock-
based compensation and other acquisition costs	(229,094)	75,161
Interest expense	40,223	-
Noncash stock-based compensation	178,000	-
Other acquisition costs	110,272	131,603
Net loss	(557,589)	(56,442)

Our revenues for the first quarter of 2008 decreased by $103,941, or 30%, from the comparable first quarter of 2007. We generally do not earn our fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As a result our revenues may vary from period to period as a result of expected refunds being held up in administrative hearings. Additionally, management has spent time spent completing the infrastructure necessary to accomplish our strategic growth goals and building our client engagement list. For the first quarter of 2008, revenues from three customers account for 27%, 25% and 11% of total revenues, respectively.

Direct costs and expenses generally vary with our revenues. Direct costs as a percent of our revenues were 13% and 14%, respectively, for the first quarter of 2008 and 2007.

Payroll and related costs increased $153,487 when comparing the first quarter of 2008 and 2007. Such increase is primarily the impact of the addition of new employees to build the infrastructure for strategic growth goals and public reporting.

General and administrative expenses increased $63,854 when comparing the first quarter of 2008 and 2007. The general and administrative costs for the three months of 2008 include the costs associated with Pinpoint as well as costs associated with providing a benefits program to employees which was not provided by the predecessor company and costs related to preparing material for administrative hearings related to refund challenges.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Interest expense for the first quarter of 2008 is related to the $1,881,550 promissory note payable to NeuCap, Inc issued in connection with the acquisition of SALT. The note was not outstanding during the first quarter of 2007 and as such there is no comparable interest expense.

During the first quarter of 2008 we incurred approximately $288,000 of professional and consulting fees related to consultants and advisors who are assisting us with the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates. Included in such costs is approximately $178,000 related to the value of stock issued to certain of such advisors and consultants. During the first quarter of 2007 we incurred professional fees related to the acquisition of approximately $132,000.

Financial Condition
At March 31, 2008, we had working capital of $216,792 and at December 31, 2007, we had working capital of $590,496 excluding the promissory note issued in connection with the acquisition of SALT. The terms of the promissory note were amended in April 2008 extending the repayment date to March 31, 2009. We plan to repay the promissory note with funds generated from operations. We believe we will have sufficient cash generated from operations and borrowing capacity to fund our capital and operational needs for at least the next twelve months. However, because a significant part of our growth strategy includes growth by acquisition, we must continue to successfully target, acquire and integrate profitable acquisition candidates, and manage related transactional fees and expenses.

Our source of working capital for the first quarters of 2008 and 2007 was advances from our founder. In November and December of 2007, we were advanced $99,061 and in January 2008 $10,000 from our founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $7,672 of which $426 was amortized to interest expense in November and December of 2007 and $1,827 was amortized to interest expense for the three months ended March 31, 2008.

We used working capital in the first quarter of 2008 and 2007 to fund our operating losses. In addition, during the first quarter of 2007 we used working capital to pay for offering and acquisition costs.

Significant components of working capital at both March 31, 2008 and December 31, 2007 consist of cash and accounts receivable. As of March 31, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. We believe this risk is minimal. As of March 31, 2008 we had $61,078 of cash in excess of federally insured limits. As of March 31, 2008, receivables from four customers represented 35%, 22%, 11% and 10% of total accounts receivable, respectively.

Our significant working capital commitment, other than to fund operations during periods of losses, is the promissory note we issued in connection with the June 2007 acquisition of SALT. We issued the promissory note for $1.9 million having an original maturity date of December 26, 2007. We prepaid approximately $20,000 of the principal on such note in July, 2007 together with approximately $9,000 of accrued interest. In January 2008, the holder of the note agreed to extend the maturity date to March 31, 2008, in exchange for a payment by us of $20,000 and in April 2008, the note was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measure and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$6,397,542	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our financial statements in the future.

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our financial statements.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Application of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: allowances for doubtful accounts, estimates of lives and recoverable value of property, the valuation of goodwill, and assumptions used to calculate stock-based compensation. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates.

Allowance for Doubtful Accounts
Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at March 31, 2008 and December 31, 2007 was $26,448.

Intangible Assets & Goodwill
On June 26, 2007, we acquired SALT. In determining the value attributed to the shares issued for the SALT acquisition, we were assisted by an independent third party who has expertise in the valuation of companies. The total consideration paid was $6,397,542 in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and accordingly, no amortization expense was included in the statement of operations.

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of the goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We re-evaluated the carrying value of the goodwill with the assistance of the valuation expert as of December 31, 2007 and no impairment loss was recognized.

Stock Options and Similar Equity Instruments
We are required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, the Company authorized its 2007 Stock Option Plan. As of March 31, 2008, we have not issued any options pursuant to the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Our evaluation and resulting ineffectiveness is due to the following material weaknesses identified by our external auditor during the audit of the transitional nine month period ended December 31, 2007.

•
Our current closing procedures and top side journal entries were not appropriately posted or reconciled with our financial statement upon our initial closing period of the nine months ended December 31, 2007.

•	We are working to provide an appropriate reconciliation and consolidation process for financial reporting purposes as a result of our acquisition.

•	We did not identify certain financial statement disclosures and provide the appropriate presentation of this transition report without the involvement of our external auditor and others.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.           Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

In 2007, we acquired SALT, and our subsequent operation of SALT’s business currently comprises our only operations. In connection with such acquisition, we adopted the system of financial controls and procedures of SALT as our own. Subsequently, we filed a registration statement under the Securities Act of 1933, as amended; as the result of that registration statement’s effectiveness on February 8, 2008, we became a reporting company. Although SALT was not a public reporting company, we believe that the experience and skills of SALT management (whom we retained as our Chief Executive Officer and President, and our Chief Operating Officer and Executive Vice President) and our other accounting personnel, in light of the scope and nature of the operations of the SALT business, provide us with procedures and internal controls over financial reporting that are effective. We believe that our controls and procedures ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2008.

Item 5. Other Information.
None.

Item 6. Exhibits.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINPOINT RECOVERY SOLUTIONS CORP.

Date	Signature

May 15, 2008	By:	/S/ KEVIN CAPPOCK
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director

May 15, 2008	By:	/S/ JON D. LESLIE
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)