Form 10-Q
period 2008-06-30
PINPOINT RECOVERY SOLUTIONS CORP
filed 2008-08-13
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                            to

Commission File Number: 333-146970
________________________

PINPOINT RECOVERY SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)
________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value per share	4,617,588 shares

TABLE OF CONTENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
Pinpoint Recovery Solutions Corp. ∙ 10-Q

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$209,250	$221,873
Accounts receivable, net of allowance of $26,447	456,315	595,772
Prepaid expenses	50,383	59,835
Total current assets	715,948	877,480
Property and equipment, net of accumulated depreciation of
$11,150 and $5,428, respectively	32,284	36,703
Goodwill	6,397,542	6,397,542
Other assets, net of amortization of $5,160 and $nil, respectivley	25,480	30,640
TOTAL ASSETS	$7,171,254	$7,342,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,902	$132,266
Payable to related party	151,109	92,490
Other current liabilities	6,042	15,805
Accrued interest-related party	11,575	46,423
Promissory notes payable-related party	1,915,904	1,861,096
Total current liabilities	2,215,532	2,148,080
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized
and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized,
4,617,588 issued and outstanding	4,618	4,618
Additional paid-in capital	6,628,274	6,446,335
Accumulated deficit	(1,677,170)	(1,256,668)
Total stockholders’ equity	4,955,722	5,194,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,171,254	$7,342,365

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Pinpoint Recovery Solutions Corp. ∙ 10-Q
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$805,094	$98,614	$1,052,601	$98,614
Costs and Expenses:
Direct costs	107,095	-	139,271	-
Payroll and related costs	286,710	-	570,335	-
Consulting fees	5,500	21,250	17,915	22,500
Professional fees	53,403	510,943	108,460	641,296
Interest expense-related party	37,204	1,725	77,427	1,725
General and administrative	178,095	30,610	559,695	31,743
Total costs and expenses	668,007	564,528	1,473,103	697,264
Net income (loss)	$137,087	$(465,914)	$(420,502)	$(598,650)

Earnings (Loss) per Share:
Basic	$0.03	$(0.25)	$(0.09)	$(0.34)
Diluted	$0.02	$(0.25)	$(0.09)	$(0.34)

Weighted average number of common shares
Basic	4,617,588	1,857,613	4,617,588	1,759,393
Diluted	5,595,032	1,857,613	4,617,588	1,759,393

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

Six Months Ended June 30,	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(420,502)	$(598,650)
Adjustments to reconcile net loss to cash used in
operating activities:
Non cash stock compensation expense	178,000	445,000
Depreciation expense	5,722	-
Amortization of imputed interest on payable to related party	4,308	-
Amortization of software costs	5,160	-
Changes in assets and liabilities:		-
Accounts receivable	139,457	(98,614)
Prepaid expenses	9,452	(14,794)
Accounts payable	(1,364)	58,513
Other accrued expenses	(9,763)	-
Accrued interest-related party	19,960	1,725
Net cash used in operating activities	(69,570)	(206,820)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(1,303)	-
Cash Paid for Investment in SALT	-	(2,962,528)
Cash Paid for finders’ fees to acquire SALT	-	(270,922)
Net cash used in investing activities	(1,303)	(3,233,450)
CASH FLOWS - FINANCING ACTIVITIES
Deferred offering costs	-	(449,842)
Loans from related party	54,312	-
Proceeds from sale of common stock		3,943,000
Additional capital contributed by founder	3,938	199,925
Net cash provided by financing activities	58,250	3,693,083
Net increase in cash	(12,623)	252,813
Cash - beginning of period	221,873	-
Cash - end of period	$209,250	$252,813

Supplemental Disclsoures of Cash Flow Information:
Cash paid for interest	$53,530.00	$-
Cash paid for income taxes	-	-

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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, S.A.L.T. Payroll Consultants, Inc., (“SALT”), a Florida corporation. All intercompany transactions and balances have been eliminated upon consolidation. SALT was acquired on June 26, 2007 and as such, the statement of operations and cash flows for the three and six months ended June 30, 2007 includes the accounts of SALT only from the date of the acquisition. See Note 7 for pro forma information regarding the operations of SALT for the three and six months ended June 30, 2007.

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measure and recognized at fair value on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
Goodwill	$-	$-	$6,397,542	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the six months ended June 30, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

2 Basic and Diluted Loss Per Share
Basic and diluted per share results for the three and six months ended June 30, 2008 and 2007 were computed based on the loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share. On September 14, 2007, our board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. In determining the weighted-average shares outstanding for the three and six months ended June 30, 2007, the shares issuable pursuant to the stock dividend and the founders’ shares were considered outstanding as of the beginning of such period.

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

The components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
Net income (loss) available for
common shareholders (A)	$137,087	$(465,914)	$(420,502)	$(598,650)
Weighted average shares of outstanding
common stock (B)	4,617,588	1,857,613	4,617,588	1,759,393
Dilutive effect of warrants to purchase
common stock	977,444	-	-	-
Common stock and common stock
equivalents (C)	5,595,032	1,857,613	4,617,588	1,759,393

Earings (Loss) per Share:
Basic	$0.03	$(0.25)	$(0.09)	$(0.34)
Diluted	$0.02	$(0.25)	$(0.09)	$(0.34)

The following shares attributable to outstanding warrants to purchase common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Such potential common shares may dilute earnings per share in the future.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
Warrants to purhcase common stock	-	38,879	977,444	19,656

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

The following table details the allocation of the purchase price paid for SALT:

Accounts receivable	$195,899
Prepaid expenses	4,523
Property and equipment	32,706
Goodwill	6,397,542
Accounts payable	(24,748)
Total purchase price	$6,605,922

4 Concentrations of Credit Risk and Major Clients
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. We believe this risk is minimal. As of June 30, 2008 we had $103,712 of cash in excess of federally insured limits.

The following table sets forth the amount and percentage of revenue from those customers which accounted for at least 10% of revenues for the indicated periods.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
Customer A	$176,772	22%	$180,333	17%
Customer B	132,585	16%	132,585	13%
Customer C	86,105	11%	90,111	9%

	Three Months Ended		Six Months Ended
	June 30, 2007 (a)		June 30, 2007 (a)
Customer F	$80,720	82%	$80,720	82%
Customer G	17,894	18%	17,894	18%

(a) - Includes revenues earned by SALT from June 26, 2007, the date of acquisition, to June 30, 2007.

The following table sets forth the amount and percentage of accounts receivable from customers which accounted for at least 10% of total accounts receivable.

As of June 30, 2008	June 30, 2008		December 31, 2007
Customer A	$71,095	15%	$-	0%
Customer B	79,736	17%	-	0%
Customer C	50,669	10%	-	0%
Customer D	55,403	11%	-	0%
Customer E	66,793	14%	-	0%
Customer H	-	0%	115,830	19%
Customer I	-	0%	112,881	18%
Customer J	-	0%	89,691	14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

We do not require collateral to support accounts receivable or financial instruments subject to credit risk. Our revenue is derived solely from tax recovery services provided to our clients. This industry is highly regulatory and any changes in reimbursement allowances or procedures could materially impact our business.

5 Transactions with Related Parties
Payable to Related Party
On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are not interest bearing, are expected to be repaid under unspecified terms and are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $10,935, which is being amortized over the estimated repayment period. For the three and six months ended June 30, 2008, such amortization amounted to $2,479 and 4,308, respectively.

Promissory Notes Payable-Related Party
In connection with the June 26, 2007 acquisition of SALT, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note may be prepaid any time without penalty. Originally, the promissory note accrued interest at the prime rate as set by Bank of America and all outstanding principal and interest was due six months from the date of issuance. On January 10, 2008, the promissory note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we paid NeuCap an additional $20,000.

On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was capitalized and added to the outstanding principal resulting in the principal outstanding at June 30, 2008 of $1,915,904.  The interest rate was set at 7.25% per annum.  In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

During the three and six months ended June 30, 2008, interest expense relating to the promissory note was $34,806 and $73,111, respectively. Accrued and unpaid interest at June 30, 2008 is $11,575.

6 Issuance of Shares for Advisory Services
In March 2008, an individual agreed to provide advisory services to us and in connection therewith, our founder transferred 100,000 shares of Common Stock he owned to such individual. Using a per share price of $1.78 as determined by an independent valuation expert, we recorded $178,000 as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for the six months ended June 30, 2008.

7 Pro Forma Financial Information
As a result of the June 26, 2007 acquisition of SALT, our on-going principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The following pro forma information gives effect to the acquisition and related financings as if they occurred as of the beginning of the three and six months ended June 30, 2007 and have been prepared by management based upon the historical financial statements of Pinpoint Recovery Solutions Corp. and NeuCap. This pro forma information may not be indicative of what would have occurred if the proposed acquisition and financings had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

The following table presents unaudited pro forma combined statement of operations information for the three and six months ended June 30, 2007 as if the transaction occurred at the beginning of such period.

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Revenues	$807,025	$1,158,473
Costs and Expenses:
Direct costs	104,416	153,619
Payroll and related costs	422,084	552,222
Consulting fees	21,250	22,500
Professional fees	510,943	641,296
Interest expense-related party	38,810	77,617
General and administrative	138,245	235,191
Total costs and expenses	1,235,748	1,682,445
Net loss	$(428,723)	$(523,972)

8 Subsequent Events
On July 8, 2008, we entered into a strategic relationship with Cost Containment Advisors, (CCA), a Greenwich, CT-based supplier of property tax recovery services. The firms will have access to one another’s client base and provide each with cross-selling opportunities.

On July 8, 2008, we entered into a strategic alliance with C&I Tax Consultants. C&I Tax Consultants is one of the leading consultants in the niche area of the California Enterprise Zone Tax Credits. The alliance gives us the ability to offer our existing clients California Enterprise Zone Tax Credits recovery services through C&I Tax Consultants.

Effective as of August 1, 2008, Andrew Scott, Pinpoint’s Chairman, became employed by the company as Head of Corporate Development. His primary responsibilities will be to expand Pinpoint’s business through the development of strategic alliances, joint ventures and the successful execution of the Company’s internal marketing efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements
Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of our annual report for the year ended December 31, 2007 filed on Form 10K on May 13, 2008). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations
The following table summarizes selected unaudited financial information for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and the six months ended June 30, 2008 compared to the six months ended June 30, 2007 The unaudited financial information presented for the three and six months ended June 30, 2007 was derived by combining SALT, the predecessor company, unaudited historical results for the three and six months ended June 30, 2007, with Pinpoint’s historical results for the three and six months ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$805,094	$807,025	$1,052,601	$1,158,473
Direct costs	107,095	104,416	139,271	153,619
Payroll and related costs	286,710	422,084	570,335	552,222
General and administrative	236,998	138,245	397,798	235,191
Income (loss) before interest expense, noncash stock-based compensation and other acquisition costs	174,291	142,280	(54,803)	217,441
Interest expense	37,204	1,728	77,427	1,728
Noncash stock-based compensation	-	445,000	178,000	445,000
Other acquisition costs	-	87,193	110,272	218,796
Net income (loss)	137,087	(391,641)	(420,502)	(448,083)

Our revenues for the second quarter and first half of 2008 did not fluctuate significantly from the 2007 comparable periods. We generally do not earn our fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As a result our revenues may vary from period to period in the future as a result of expected refunds being held up in administrative hearings at the taxing authorities. For the second quarter and first half of 2008, revenues from three customers accounted for an aggregate of 49% and 39% of total revenues, respectively. For the second quarter of 2007, revenues from four customers accounted for 74% of total revenues and for the first half of 2007, revenues from five customers accounted for 62% of total revenues.

Direct costs and expenses generally vary with our revenues. Direct costs as a percent of our revenues were 13.3% and 13%, respectively, for the second quarter of 2008 and 2007 and 13.2% for the first half of both 2008 and 2007.

Payroll and related costs decreased $135,374 when comparing the second quarter of 2008 and 2007. This decrease is primarily the impact of discretionary bonuses that were paid to the six non-officer employees of SALT at the time of the June 2007 acquisition somewhat offset by the addition of employees to build the infrastructure for strategic growth goals and public reporting. When comparing the first half of 2008 to 2007 payroll and related costs increased $18,113 which is the net result of increases from the addition of new employees to build the infrastructure for strategic growth goals and additional SEC compliance reporting expenses offset by the discretionary bonuses paid in 2007 that were not paid in 2008.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

General and administrative expenses increased $98,753 and $162, 607, respectively, when comparing the second quarter and first half of 2008 to 2007. The general and administrative costs for the second quarter and first half of 2008 include the costs associated with Pinpoint as well as costs associated with providing a benefits program to employees which was not provided by the predecessor company, accounting and legal fees due to SEC compliance reporting and costs related to preparing material for administrative hearings related to refund challenges.

Substantially all of the interest expense for the second quarter and first half of 2008 related to the $1,881,550 promissory note payable to NeuCap, Inc. issued in connection with the acquisition of SALT. The promissory note was outstanding for only four days during the comparable periods of 2007 and as such there is no comparable interest expense.

During the first half of 2008 we incurred approximately $288,000 of professional and consulting fees related to consultants and advisors who are assisting us with the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates. Included in such costs is approximately $178,000 related to the value of stock issued to certain of such advisors and consultants. During the first half of 2007 we incurred professional fees related to the acquisition of approximately $664,000.

Financial Condition
At June 30, 2008, we had working capital of $416,320 and at December 31, 2007, we had working capital of $590,496 excluding the related party promissory note issued in connection with the acquisition of SALT. The terms of the promissory note were amended in April 2008 extending the repayment date to March 31, 2009. We plan to repay the promissory note with funds generated from operations. We believe we will have sufficient cash generated from operations and borrowing capacity to fund our capital and operational needs for at least the next twelve months. However, because a significant part of our growth strategy includes growth by acquisition, we must continue to successfully target, acquire and integrate profitable acquisition candidates, and manage related transactional fees and expenses.

Our source of working capital for the first half of 2008 and 2007 was $58,618 of advances from our founder. On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are not interest bearing, are expected to be repaid under unspecified terms and are recorded net of imputed interest.

During the first half of 2008, we used $231,491 of working capital to fund our operations and 1,303 for capital expenditures. During the first half of 2007 we used $142,423 to fund our operations, $2,962,528 to acquire SALT, $449,842 in offering cots and $270,922 for a finder fee related to the SALT acquisition.

Significant components of working capital at both June 30, 2008 and December 31, 2007 consist of cash and accounts receivable. As of June 30, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $100,000 and be subject to credit risk. We believe this risk is minimal. As of June 30, 2008 we had $103,712 of cash in excess of federally insured limits. As of June 30, 2008, receivables from five customers represented 67% of total accounts receivable and as of December 31, 2007 receivables from three different customers represented 51% of total accounts receivable.

Our significant working capital commitment, other than to fund operations during periods of losses, is the promissory note we issued in connection with the acquisition of SALT. On June 26, 2007, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note may be prepaid any time without penalty. Originally, the promissory note accrued interest at the prime rate as set by Bank of America and all outstanding principal and interest was due six months from the date of issuance. On January 10, 2008, the promissory note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we paid NeuCap an additional $20,000. On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was added to outstanding principal and the interest rate was set at 7.25% per annum. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents assets that are measure and recognized at fair value on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
Goodwill	$-	$-	$6,397,542	$-

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our consolidated financial statements.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our consolidated financial statements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: allowances for doubtful accounts, estimates of lives and recoverable value of property, the valuation of goodwill, and assumptions used to calculate stock-based compensation. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates.

Allowance for Doubtful Accounts
Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at June 30, 2008 and December 31, 2007 was $26,447.

Intangible Assets & Goodwill
On June 26, 2007, we acquired SALT. In determining the value attributed to the shares issued for the SALT acquisition, we were assisted by an independent third party who has expertise in the valuation of companies. The total consideration paid was $6,397,542 in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142) and accordingly, no amortization expense was included in the statement of operations.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Under the provisions of SFAS 142, intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of the goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We re-evaluated the carrying value of the goodwill with the assistance of the valuation expert as of December 31, 2007 and no impairment loss was recognized.

Stock Options and Similar Equity Instruments
We are required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, we authorized our 2007 Stock Option Plan. As of June 30, 2008, we have not issued any options pursuant to the plan.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Our evaluation and resulting ineffectiveness is due to the following material weaknesses identified by our external auditor during the audit of the transitional nine month period ended December 31, 2007 and not yet corrected as of the end of this report.

•
Our current closing procedures and top side journal entries were not appropriately posted or reconciled with our financial statement upon our initial closing period of the nine months ended December 31, 2007.

•	We are working to provide an appropriate reconciliation and consolidation process for financial reporting purposes as a result of our acquisition.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

•	We did not identify certain financial statement disclosures and provide the appropriate presentation of this report without the involvement of our external auditor and others.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended June 30, 2008.

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

PINPOINT RECOVERY SOLUTIONS CORP.

Date	Signature

August 13, 2008	/S/ KEVIN CAPPOCK
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director

August 13, 2008	/S/ JON D. LESLIE
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)