Form 10-Q
period 2008-09-30
PINPOINT RECOVERY SOLUTIONS CORP
filed 2008-11-14
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.001 par value per share	4,617,588 shares

TABLE OF CONTENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pinpoint Recovery Solutions Corp. ∙ 10-Q

	September 30, 2008
	(unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$222,391	$221,873
Accounts receivable, net of allowance of $26,447	676,988	595,772
as of September 30, 2008 and December 31, 2007
Prepaid expenses	21,400	59,835
Total current assets	920,779	877,480
Property and equipment, net of accumulated depreciation of
$15,282 and $5,428, respectively	31,014	36,703
Goodwill	6,397,542	6,397,542
Other assets, net of amortization of $7,740 and $0, respectively	22,900	30,640
TOTAL ASSETS	$7,372,235	$7,342,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$160,136	$132,266
Payable to related party	153,780	92,490
Other current liabilities	4,016	15,805
Accrued interest-related party	11,575	46,423
Promissory notes payable-related party	1,915,904	1,861,096
Total current liabilities	2,245,411	2,148,080
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized
and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized,
4,617,588 issued and outstanding	4,618	4,618
Additional paid-in capital	6,628,273	6,446,335
Accumulated deficit	(1,506,067)	(1,256,668)
Total stockholders' equity	5,126,824	5,194,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,372,235	$7,342,365
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Pinpoint Recovery Solutions Corp. ∙ 10-Q
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$818,739	$542,463	$1,871,340	$641,077
Costs and Expenses:
Direct costs	106,436	93,168	245,707	93,168
Payroll and related costs	310,122	194,042	880,457	194,042
Consulting fees	-	49,750	17,915	72,250
Professional fees	12,701	744,869	121,161	1,386,165
Interest expense-related party	37,397	38,460	114,824	40,185
General and administrative	180,979	249,914	740,674	281,657
Total costs and expenses	647,635	1,370,203	2,120,738	2,067,467
Net income (loss)	$171,104	$(827,740)	$(249,398)	$(1,426,390)

Earnings (Loss) per Share:
Basic	$0.04	($0.18)	($0.05)	($0.55)
Diluted	$0.03	($0.18)	($0.05)	($0.55)

Weighted average number of common shares
Basic	4,617,588	4,491,658	4,617,588	2,597,289
Diluted	5,595,032	4,491,658	4,617,588	2,597,289
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

Nine Months Ended September 30,	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(249,398)	$(1,426,390)
Adjustments to reconcile net loss to cash used in
operating activities:
Non cash stock compensation expense	178,000	977,000
Depreciation expense	9,854	2,679
Amortization of imputed interest on payable to related party	6,977	-
Amortization of software costs	7,740	-
Changes in assets and liabilities:		-
Accounts receivable	(81,216)	(150,316)
Prepaid expenses	38,435	(31,650)
Accounts payable	27,870	76,901
Other accrued expenses	(11,789)	65,625
Accrued interest-related party	19,960	31,561
Net cash used in operating activities	(53,567)	(454,590)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(4,165)	(1,696)
Cash Paid for Investment in SALT	-	(3,118,450)
Cash Paid for finders' fees to acquire SALT	-	(270,922)
Net cash used in investing activities	(4,165)	(3,391,068)
CASH FLOWS - FINANCING ACTIVITIES
Deferred offering costs	-	(529,269)
Loans from related party	54,312	(20,454)
Proceeds from sale of common stock		4,457,000
Additional capital contributed by founder	3,938	199,925
Net cash provided by financing activities	58,250	4,107,202
Net increase in cash	518	261,544
Cash - beginning of period	221,873	-
Cash - end of period	$222,391	$261,544

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$87,888	$8,624
Cash paid for income taxes	-	-
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

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, S.A.L.T. Payroll Consultants, Inc., (“SALT”), a Florida corporation. All intercompany transactions and balances have been eliminated upon consolidation. SALT was acquired on June 26, 2007 and as such, the statement of operations and cash flows for the three and nine months ended September 30, 2007 includes the accounts of SALT only from the date of the acquisition. See Note 7 for pro forma information regarding the operations of SALT for the three and nine months ended September 30, 2007.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$6,397,542	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the nine months ended September 30, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

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

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

2 Basic and Diluted Earning(Loss) Per Share

Basic and diluted per share results for the three and nine months ended September 30, 2008 and 2007 were computed based on the earnings (loss) allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic earnings (loss) per share. On September 14, 2007, our board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. In determining the weighted-average shares outstanding for the three and nine months ended September 30, 2007, the shares issuable pursuant to the stock dividend and the founders’ shares were considered outstanding as of the beginning of such period.

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

The components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) available for
common shareholders (A)	$171,104	$(827,740)	$(249,398)	$(1,426,390)
Weighted average shares of outstanding
common stock (B)	4,617,588	4,491,658	4,617,588	2,597,289
Dilutive effect of warrants to purchase
common stock	977,444	-	-	-
Common stock and common stock
equivalents (C)	5,595,032	4,491,658	4,617,588	2,597,289

Earings (Loss) per Share:
Basic	$0.04	($0.18)	($0.05)	($0.55)
Diluted	$0.03	($0.18)	($0.05)	($0.55)

The following shares attributable to outstanding warrants to purchase common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Such potential common shares may dilute earnings per share in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warrants to purchase common stock	-	946,237	977,444	332,021

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

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

The following table details the allocation of the purchase price paid for SALT:

Accounts receivable	$195,899
Prepaid expenses	4,523
Property and equipment	32,706
Goodwill	6,397,542
Accounts payable	(24,748)
Total purchase price	$6,605,922

4 Concentrations of Credit Risk and Major Clients

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of September 30, 2008 none of our cash balances were in excess of federally insured limits.

The following table sets forth the amount and percentage of revenue from those customers which accounted for at least 10% of revenues for the indicated periods.

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
Customer A	$158,466	19%	$158,466	8%
Customer B	116,854	14%	116,854	6%
Customer C	116,128	14%	116,128	6%
Customer D	86,687	11%	86,687	5%
Customer E	74,921	9%	255,254	14%

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007 (a)
Customer F	$86,630	16%	$86,630	14%
Customer G	56,156	10%	56,156	9%
Customer H	55,928	10%	55,928	9%
Customer I	55,804	10%	55,804	9%
Customer J	4,635	1%	85,355	13%

(a) - Includes revenues earned by SALT from June 26, 2007, the date of acquisition, to June 30, 2007.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

The following table sets forth the amount and percentage of gross accounts receivable from customers which accounted for at least 10% of total accounts receivable.

As of:	September 30, 2008		December 31, 2007
Customer A	$135,828	19%	$7,088	1%
Customer B	116,854	17%	-	0%
Customer D	86,687	12%	-	0%
Customer K	79,736	11%	-	0%
Customer L	73,109	10%	-	0%
Customer M	-	0%	115,830	19%
Customer N	-	0%	112,881	18%
Customer F	-	0%	89,691	14%
Customer O	9,303	1%	72,793	12%
Customer P	-	0%	68,197	11%

We do not require collateral to support accounts receivable or financial instruments subject to credit risk. Our revenue is derived solely from tax recovery services provided to our clients. This industry is highly regulated and any changes in reimbursement allowances or procedures could materially impact our business.

5 Transactions with Related Parties

Payable to Related Party
On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are not interest bearing, are expected to be repaid under unspecified terms and are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $10,935, which is being amortized over the estimated repayment period. For the three and nine months ended September 30, 2008, such amortization amounted to $2,671 and $6,977, respectively.

Promissory Notes Payable-Related Party
In connection with the June 26, 2007 acquisition of SALT, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note may be prepaid any time without penalty. Originally, the promissory note accrued interest at the prime rate as set by Bank of America and all outstanding principal and interest was due six months from the date of issuance. On July 16, 2007, the company paid $20,454 towards the principal, reducing the promissory note to $1,861,096. On January 10, 2008, the promissory note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we paid NeuCap an additional $20,000.

On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was capitalized and added to the outstanding principal resulting in the principal outstanding at June 30, 2008 of $1,915,904 and the interest rate was set at 7.25% per annum. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

During the three and nine months ended September 30, 2008, interest expense relating to the promissory note was $34,726 and $107,847, respectively, and during the three and nine months ended September 30, 2007 was $38460 and $40184, respectively. Accrued and unpaid interest at September 30, 2008 is $11,575.

6 Issuance of Shares for Advisory Services

In March 2008, an individual agreed to provide advisory services to us and in connection therewith, our founder transferred 100,000 shares of Common Stock he owned to such individual. Using a per share price of $1.78 as determined by an independent valuation expert, we recorded $178,000 as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for the nine months ended September 30, 2008.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

7 Pro Forma Financial Information

As a result of the June 26, 2007 acquisition of SALT, our on-going principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The following pro forma information gives effect to the acquisition and related financings as if they occurred as of the beginning of the nine months ended September 30, 2007 and have been prepared by management based upon the historical financial statements of Pinpoint Recovery Solutions Corp. and NeuCap. This pro forma information may not be indicative of what would have occurred if the proposed acquisition and financings had actually occurred on the indicated dates and they should not be relied upon as an indication of future results of operations.

The following table presents unaudited pro forma combined statement of operations information for the nine months ended September 30, 2007 as if the transaction occurred at the beginning of such period.

Nine Months
Ended
September 30, 2007
Revenues	$1,700,936
Costs and Expenses:
Direct costs	246,787
Payroll and related costs	746,264
Consulting fees	72,250
Professional fees	1,386,165
Interest expense-related party	116,077
General and administrative	485,105
Total costs and expenses	3,052,648
Net loss	$(1,351,712)

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

Overview            60;
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

After clearance was granted for bid and ask quote submissions on the over-the-counter bulletin board and pink sheets for shares of our common stock under the symbol "PPNT," on July 16, 2008, our common stock began to trade publicly.

Results of Operations
The following table summarizes selected unaudited financial information for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The unaudited financial information presented for the nine months ended September 30, 2007 was derived by combining SALT, the predecessor company, unaudited historical results for the nine months ended September 30, 2007, with Pinpoint’s historical results for the nine months ended September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$818,739	$542,463	$1,871,340	$1,700,936
Direct costs	106,436	93,168	245,707	246,787
Payroll and related costs	310,122	194,042	880,457	746,264
General and administrative	193,680	249,914	591,478	485,105
Income (loss) before interest expense, noncash stock-
based compensation and other acquisition costs	208,501	5,339	153,697	222,780
Interest expense	37,397	38,460	114,824	40,188
Noncash stock-based compensation	-	532,000	178,000	977,000
Other acquisition costs	-	262,619	110,272	481,415
Net income (loss)	171,104	(827,740)	(249,398)	(1,275,823)

Our revenues for the third quarter and first nine months of 2008 increased 51% and 10%, respectively, from the 2007 comparable periods. We generally do not earn our fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As a result our revenues may vary from period to period in the future as a result of expected refunds being held up in administrative hearings at the taxing authorities. For the third quarter and first nine months of 2008, revenues from five customers accounted for an aggregate of 67% and 39% of total revenues, respectively. For the third quarter and first nine months of 2007, revenues from five customers accounted for an aggregate of 47% and 54% of total revenues.

Direct costs and expenses generally vary with our revenues. Direct costs as a percent of our revenues were 13.0% and 17.2%, respectively, for the third quarter of 2008 and 2007 and 13.1% and 14.5%, respectively, for the first nine months of 2008 and 2007.

Payroll and related costs increased $116,080 when comparing the third quarter of 2008 and 2007. This increase is primarily the impact of the addition of four employees for building the infrastructure for strategic growth goals and additional SEC compliance reporting expenses. When comparing the first nine months of 2008 to 2007, payroll and related costs increased $134,193 which is the net result of increases from the addition of four new employees to build the infrastructure for strategic growth goals and additional SEC compliance reporting expenses offset by the discretionary bonuses paid in 2007 that were not paid in 2008.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

General and administrative expenses decreased $56,234 when comparing the third quarter of 2008 to 2007 principally due to reduced travel and reduced legal fees related to preparing material for administrative hearings related to refund challenges. When comparing the first nine months of 2008 to 2007, general and administrative costs increased $106,373,. The general and administrative costs for the third quarter and first nine months of 2008 include the costs associated with Pinpoint as well as costs associated with providing a benefits program to employees which was not provided by the predecessor company, accounting and legal fees due to SEC compliance reporting and costs related to preparing material for administrative hearings related to refund challenges.

Substantially all of the interest expense for the third quarter and first nine months of 2008 relates to the $1,881,550 promissory note payable to NeuCap, Inc. issued in connection with the acquisition of SALT. Interest expense is lower for the third quarter of 2008 compared to the third quarter of 2007 due to a reduction in the interest rate. Interest expense for the nine months of 2008 is significantly higher than for the comparable period in 2007 due to the promissory note being outstanding for only the last four days of the second quarter of 2007 and the third quarter of 2007.

During the first nine months of 2008 we incurred approximately $288,000 of professional and consulting fees related to consultants and advisors who are assisting us with the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates. Included in such costs is approximately $178,000 related to the value of stock issued to certain of such advisors and consultants. During the first nine months of 2007, we incurred professional fees related to the acquisition of approximately $1,458,000.

Financial Condition
At September 30, 2008, we had working capital of $591,273 and at December 31, 2007, we had working capital of $590,496 excluding the related party promissory note issued in connection with the acquisition of SALT. The terms of the promissory note were amended in April 2008 extending the repayment date to March 31, 2009. We plan to repay the promissory note with funds generated from operations. We believe we will have sufficient cash generated from operations and borrowing capacity to fund our capital and operational needs for at least the next twelve months. However, because a significant part of our growth strategy includes growth by acquisition, we will continue to target, acquire and integrate profitable acquisition candidates, and manage related transactional fees and expenses.

One source of working capital for the first nine of 2008 and 2007 was advances from our founder. On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are expected to be repaid under unspecified terms and are recorded net of imputed interest.

During the first nine months of 2008, we used $53,677 of working capital to fund our operations and $4,165 for capital expenditures. During the first nine months of 2007 we used $454,590 to fund our operations, $3,118,450 to acquire SALT, $529,269 in offering costs and $270,922 for a finder fee related to the SALT acquisition.

Significant components of working capital at both September 30, 2008 and December 31, 2007 consist of cash and accounts receivable. As of September 30, 2008, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of September 30, 2008 we had $0 of cash in excess of federally insured limits. As of September 30, 2008, receivables from five customers represented 69% of total accounts receivable and as of December 31, 2007 receivables from five different customers represented 74% of total accounts receivable.

Our significant working capital commitment, other than to fund operations during periods of losses, is the promissory note we issued in connection with the acquisition of SALT. On June 26, 2007, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note may be prepaid any time without penalty. Originally, the promissory note accrued interest at the prime rate as set by Bank of America and all outstanding principal and interest was due six months from the date of issuance.. On July 16, 2007, the company paid $20,454 towards the principal, reducing the promissory note to $1,861,096. On January 10, 2008, the promissory note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we paid NeuCap an additional $20,000. On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was added to outstanding principal and the interest rate was set at 7.25% per annum. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$6,397,542	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the nine months ended September 31, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our financial statements in the future.

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

Allowance for Doubtful Accounts
Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at September 30, 2008 and December 31, 2007 was $26,447.

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

Stock Options and Similar Equity Instruments
We are required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, we authorized our 2007 Stock Option Plan. As of September 30, 2008, we have not issued any options pursuant to the plan.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

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

Changes in Internal Control Over Financial Reporting
We remediated the issues noted in our 10-K filed on May 13, 2008 so that as of September 30, 2008, we believe that our controls over financial reporting are effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended September 30, 2008.

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

Pinpoint Recovery Solutions Corp.

Date	Signature

November 14, 2008	/S/ KEVIN CAPPOCK
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director

November 14, 2008	/S/ JON D. LESLIE
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)