Form 10-K
period 2008-12-31
PINPOINT RECOVERY SOLUTIONS CORP
filed 2009-03-31
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-146970

PINPOINT RECOVERY SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-2214000
(State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

4300 W. Cypress Street, Suite 370, Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:   (813) 879-5000
Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company.  See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange  Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:

$347,000 as of March 20, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of March 20, 2009, the registrant had outstanding 4,617,588 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Special Note Regarding Forward Looking Information

Pinpoint Recovery Solutions (referred to in this Annual Report on Form 10-K as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by the forward-looking statements contained herein.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, the forward-looking statements contained herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “—Risk Factors” below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

PART I

Item 1.	Description of Business.

Introduction.

Pinpoint Recovery Solutions Corp., a Delaware corporation (referred to in this Annual Report on Form 10-K as “Pinpoint” or as “us” or “we”), was founded in December 4, 2006 for the purpose of making one or more business acquisitions. In June 2007, we consummated the acquisition of certain of the assets, and assumed certain of the liabilities, of S.A.L.T. Payroll Consultants, Inc. (“SALT”), a provider of federal, state and local payroll and unemployment tax recovery services.

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

We target large and mid-size corporations that were recently involved in mergers, acquisitions, recapitalizations, reorganizations and other similar transactions. We offer several services to our clients for the purpose of obtaining state unemployment, federal unemployment and social security tax refunds. We conduct a no-cost, no-obligation analysis of a client’s Federal 940 returns. If the analysis reveals significant potential refund/savings, the client enters into a contract agreement with us, pursuant to which we are entitled to a percentage of the recovered monetary benefit. The actual recovery or collection period may be as lengthy as six months up to two years. Such contracts are typically terminable at any time by the client; provided, that if after a contract is terminated the client receives any tax savings or refund as a result of our efforts, we shall remain entitled to our fees under such contract.

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

Services and Processes

Our services are focused on obtaining state unemployment, federal unemployment and social security tax refunds. In addition, it also provides penalty abatement services. Conducting a thorough, no-cost, no-obligation, preliminary audit of a prospect’s payroll and unemployment tax records identifies tax recovery and savings opportunities for a particular client.

The steps we take in a payroll and unemployment tax review or audit are as follows:

•           Investigating a prospect’s Federal 940 returns filed the three previous years.

•           Determining whether potential refund/saving opportunities exist and quantification of the amount potentially available.

•           If refunds are identified, we will prepare a proposal to secure the refunds identified.

•           Once engaged, we gather additional information and present our prospect with a written report detailing the basis for the refund/savings, including the applicable state and federal laws involved and how those laws impact on refund/savings. The client is then provided with complete refund claims for its review and signature.

•           We are responsible for following up to insure all filings are processed quickly and completely. Refunds and/or credit memos are sent directly to the client.

We provide a client with a turnkey approach. All work is conducted without disrupting a client’s payroll staff/operations, and we conduct all necessary research, claim filing and follow up. Our approach is highly systematic and organized. We charge a client a findings-based, contingency fee of the recovered amount. We do not charge an up-front fee and are not entitled to a fee unless a financial benefit is secured for a client as a result of our efforts.

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

Our business is not dependent upon one or a few major customers.  Instead, because revenues are not derived from continuing work, a customer that may have contributed substantial revenue in one year is unlikely to have the same impact in the following year. In a given year, while it is not necessary, it is nonetheless possible that a particular project could account for between 10%-20% of that year’s revenues.

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

Most of our clients are generated by client referrals, word of mouth referrals and from leads identified by an outside marketing firm working closely with management. The marketing firm is compensated on a commission basis.  Additionally, we are building an internal sales force to further expand our client list.

Facilities

In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses.  The lease at 4300 W. Cypress Street commenced in October, 2007.  The Company leases additional office space in St. Petersburg under a cancelable lease from its chairman, chief executive officer and president on a market rate month to month basis for an annual rental of $15,000. The company also leases a small office in New York City for use of the sales and marketing personnel located in New York on a month-to-month basis at a monthly rate of $2,700.

 Employees

We have eleven full-time employees, including Kevin Cappock, Robert Neuman and Jon Leslie, our officers.  Over half of our employees have worked have worked for SALT since its founding and through our acquisition of SALT and are fully familiar with our business. For a description of the backgrounds of Messrs. Cappock, Neuman and Leslie, see the section of this report entitled, “Item 10.  Directors and Executive Officers.”

Marketing

We currently conduct the majority of our marketing and sales activities through an arrangement with The Waldman Group, Inc., an unaffiliated entity, that provides such services to Pinpoint. The Waldman Group provides potential sales leads to us. In the event that we enter into a contract with an entity introduced to us by The Waldman Group, The Waldman Group will be entitled to receive a percentage of the fees received by us from such engagement.  We have also developed an internal sales and marketing department to coordinate and compliment the efforts of the Waldman Group.

Competition

The entire payroll and unemployment tax recovery industry is fragmented and composed primarily of (a) the tax practices of the so-called “Big Four” accounting firms (PriceWaterhouseCoopers, Deloitte & Touche, Ernst & Young and KPMG), (b) small consulting firms that consult on many tax-recovery areas; and (c) payroll service providers that offer numerous services primarily concerned with unemployment benefit claims and tax-rate management. We attempt to maintain our competitive edge through (i) a very detailed review of procedures, (ii) retaining personnel with appropriate experience and expertise, (iii) a targeted approach to identifying potential clients and (iv) a focus on identifying refunds typically overlooked by others.

Growth Strategy

We have identified several strategies to expand our business, including the following:

1. We are focusing on expanding through the successful implementation of an internal sales force.

2. Using an aggressive marketing campaign to increase the number of opportunities available to us.  Such marketing methods may include expanded advertising, direct-mail programs and attendance at trade shows.

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

RISK FACTORS

An investment in our Common Stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this 10-K as well as prior reports filled with the SEC before buying our Common Stock. The reader should carefully consider each of the risks described below.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, and the trading price of our Common Stock could decline significantly.

Risks Related to Our Common Stock

Our stock is thinly traded.

The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or the control of any market maker or specialist.   An active trading market for our securities might not develop or be sustained.  The trading price of our common stock is subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations, especially changes in state or federal tax laws; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

Our shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of our Common Stock and authorized but un-issued shares of “blank check” preferred stock. In addition, we may attempt to raise capital by selling shares of our Common Stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute the book value of the Common Stock, and such dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Pinpoint. In addition, our 2007 Stock Incentive Plan allows the issuance of up to 100,000 shares of Common Stock. As of December 31, 2008, we had not issued options to purchase shares of Common Stock under such plan.

We do not anticipate declaring or paying dividends.

We do not currently intend to declare or pay any cash dividends on our Common Stock at any time in the foreseeable future and we anticipate that earnings, if any, will be used to service our existing debt and to finance the development and expansion of our business.  Any payment of future dividends and the amounts thereof will depend, among other things, upon our Board of Directors who may or may not declare dividends in their sole discretion.

Our Certificate of Incorporation authorizes the issuance of “blank check” preferred stock.

Our Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors.

Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of any such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Pinpoint. The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although Pinpoint has no present intention to issue any shares of our preferred stock, there can be no assurance that Pinpoint will not do so in the future. See the section of this prospectus entitled “Description of Securities.”

Penny stock regulations may impose certain restrictions on marketability of our stock.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and may include in the future attestation of our assessment by our independent registered public accounting firm.  Currently, we believe the first requirements applies to our annual reports for fiscal 2007 and 2008, respectively.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during the remainder of 2009 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Kevin Cappock, our Chairman, Chief Executive Officer and President, and Robert Neuman, our Executive Vice President and Chief Operating Officer, each of whom would be extremely difficult to replace.  The loss of the services of Mr. Cappock or Mr. Neuman could have a material adverse effect on our business and results of operations. To the extent we acquire additional business, our success will likely be highly dependent upon the continued contributions of either additional senior management we retain in connection with any such newly acquired businesses, or upon any then-current key personnel who will take on the additional responsibilities of managing such newly acquired businesses.  If we are unable to retain our existing key personnel, or hire and integrate new key personnel or other skilled employees, or if we fail to implement a succession plan to prepare qualified individuals to join us upon the departure of a member of our key personnel, our operating results would likely suffer a material adverse effect.  While Messrs. Cappock and Neuman each has an employment agreement with us, each such agreement is of limited duration and is subject to termination under certain circumstances.

Depressed economic conditions could adversely impact the growth of our business or affect our operating costs.

Profitability may be significantly impacted by an economic environment that could negatively affect the growth of our revenue base as well as impact our cost structure. Various taxing authorities, facing revenue shortfalls themselves, may be slower in paying tax refund claims.  Additionally, clients may extend the time it takes to remit payments for our services or file for bankruptcy, and the company’s costs would potentially increase restricting our cash flow and limit our ability to service our debt and fund future expansion.

Certain insiders control a majority of our common stock.

Our board of directors and officers together own 1,918,992 shares of our Common Stock (including 76,998 shares issuable upon exercise of warrants held by them), or approximately 41% of our issued and outstanding shares of capital stock as of December 31, 2008 (giving effect to the exercise of such warrants). By virtue of such ownership, such persons, will be able to exercise significant control of certain matters, including: (i) the election of all of the directors, (ii) increases in authorized capital stock, (iii) the dissolution or merger of Pinpoint or the sale of Pinpoint’s assets, and (iv) discretion over the day-to-day affairs of Pinpoint.

Our future growth will be dependent upon continued expansion of our client base, the acquisition of businesses with like or complementary services and the correlative need for additional financing

Future revenues will depend upon our ability to acquire and integrate businesses and to hire any additional people, as will likely be necessary, who have sufficient tax recovery experience by which to operate any acquired businesses. There can be no assurance that we will be able to successfully implement our business strategy with respect to the growing our existing business; to identify acceptable businesses to acquire; to raise the capital necessary to acquire businesses we do identify; to successfully integrate any acquired businesses; to continue to generate significant revenues in any businesses we may acquire to offset anticipated operating costs; to attract, retain and motivate qualified personnel with tax recovery experience; or otherwise to achieve profitable operations. Moreover, the prospects for Pinpoint’s success must be considered in light of the risks, expenses and difficulties frequently encountered in general in the establishment of a new business in a continually evolving industry characterized by an increasing number of market competitors.

Moreover, we can offer no assurance that any future expansion of our current operations or any future acquisitions will not have a material, adverse effect on our operating results, particularly during the periods immediately following any such expansion or acquisition. Pinpoint will be required to seek additional financing to fund our expansion through acquisition.  In addition, if revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inaccurate, we will require additional funding. Changes in capital markets and the cost of capital are unpredictable. Pinpoint has no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. Pinpoint may also issue Common Stock or other securities in connection with future acquisitions, resulting in dilution to existing stockholders.

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

Even if we are successful in acquiring additional businesses, we may be adversely affected if the acquired businesses do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the services in which an acquired business specializes, the loss of key clients or key employees after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us.

The failure of an acquired business to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to’ our earnings any such business is disposed of by us.

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

Our ability to compete successfully in our market areas will depend in part on our ability to expand the financial and related services we offer to meet the requirements and demands of our customers.  This may include services that, due to changes in law and regulations, they have not been able or allowed to be offered to customers in the past.  An increasingly competitive environment could result

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

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

As to indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), for directors, officers or persons controlling Pinpoint, we have been informed that in the opinion of the Commission such indemnification is against public policy and unenforceable.

Since our directors and officers are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to ensure that they meet the standards required by law to properly carry out their duties, which could have a negative impact on our operating results.  Also, if any director or officer claims against Pinpoint for indemnification, the costs could have a negative effect on our operating results.  Currently, the Company has limited directors and officers insurance.  It is uncertain whether such insurance coverage would satisfy specific legal claims.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses.  The lease at 4300 W. Cypress Street commenced in October 2007.  The Company leases additional office space in St. Petersburg under a cancelable lease from its chairman, chief executive officer and president on a market rate month to month basis for an annual rental of $15,000.  The Company also leases office space in New York City on a month to month basis for $2,700 per month.

Item 3.	Legal Proceedings.

The Company, its subsidiaries and its property are not a party to any pending legal proceeding

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the 2008 calendar year.

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

In connection with the declaration of effectiveness of the Registration Statement on February 8, 2008, we filed Form 15c-211 with the Financial Industry Regulatory Authority for purposes of approval to begin trading on the Over-The-Counter Bulletin Board.  The Company received approval to trade its common stock on the Over-The-Counter Bulletin Board and began trading in July, 2008 under the symbol PPNT.OB.

The following sets forth the range of high and low bid quotations for the periods indicated as reported by Over-The-Counter Bulletin Board.  Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions.  The stock is thinly traded and transactions in the stock are sporadic and infrequent.

Quarter Ended	High Bid	Low Bid
September 30, 2008	$2.34	$1.50
December 31, 2008	$2.50	$1.01

Holders of Securities.

As of February 28, 2009, there were approximately 37 registered holders of record of our common stock.

Dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On March 16, 2007, our board of directors authorized the 2007 Stock Option Plan and in connection therewith reserved 100,000 shares of Common Stock for future issuance under the 2007 Stock Option Plan. Options to be issued under the 2007 Stock Option Plan are to be authorized by the board of directors, or a committee thereof, may be either incentive stock options or non-qualified options.

As of December 31, 2008, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  However, on February 11, 2009, the Company and our chief financial officer, Jon D. Leslie, entered into an employment agreement whereby Mr. Leslie was awarded a grant of 50,000 shares of restricted stock that vests over two years.  In addition, Mr. Leslie was elected a director of the Company by the Board of Directors at the regularly scheduled Board meeting on February 11, 2009.  Mr. Leslie received an additional grant of 50,000 shares of the Company’s stack that will vest over two years.

The foregoing summary of the employment agreement of Mr. Leslie and the reference to the stock option plan is qualified in its entirety by reference to such plan and to such employment agreement, copies of which are filed as Exhibit 4.5 to our Registration Statement (Stock Option Plan) and Exhibit 99.1 of the 8-K filed on February 13, 2009 (Employment Agreement)

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2008, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our outstanding equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Equity Securities

There were no sales of securities within the last fiscal quarter of 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.	Selected Financial Data.

        Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Report on Form 10-K.  See the section entitled, “Special Note Regarding Forward Looking Information,” on Page 1 of this Form 10-K.

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

Subsequent to the acquisition of SALT, our principal business focus has been to develop additional control procedures, implement a new enterprise software company wide, and establish an internal marketing division to continue growing the business of SALT.  We formed a new wholly owned subsidiary called “S.A.L.T. Payroll Consultants, Inc.,” the name under which the acquired business is operated, however, we remain the owner of the assets acquired and liabilities assumed in the SALT acquisition.

Results of Operations

The following table summarizes selected financial information for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007. The financial information presented for the twelve months ended December 31, 2007 was derived by combining SALT, the predecessor company, unaudited historical results from January 1, 2007 to June 25, 2007, with Pinpoint’s audited historical results from December 4, 2006 to December 31, 2007 (See Note 8 of the Financial Footnotes).

	Unaudited Twelve Months Ended
	December 31	December 31
Selected Financial Items	2008	2007
Revenues	$2,742,113	$2,604,426
Costs and Expenses
Direct costs	340,663	367,845
Payroll and related costs	1,200,669	1,038,654
Consulting fees	195,915	1,068,162
Professional fees	131,062	554,052
Interest expense-related party	151,199	154,886
Impairment of goodwill	1,171,284	-
General and administrative	805,976	651,064
Net income (loss)	(1,254,655)	(1,230,237)

Our revenues for the twelve months ending December 31, 2008 increased by $137,687, or 5% from the comparable twelve months of 2007. We generally do not our earn fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. Additionally, management time spent completing the acquisition of SALT by Pinpoint and building the infrastructure necessary to accomplish our strategic growth goals resulted in less time spent on marketing and client engagement which negatively impacted our revenues during of 2007.

Direct costs decreased $27,182, or 7%, when comparing the twelve months of 2008 and 2007. Generally such costs vary with our revenues.  However, in 2008, we had two clients who filed for bankruptcy.  While we are pursuing the payment of our fees related to these two clients, we have fully reserved for the potential non-payment of revenues and the decrease in direct costs is attributed to the elimination of commission expense on these two clients.

Payroll and related costs increased $162,015, or 16% when comparing the twelve months of 2008 and 2007.  The increase is directly attributed to the full year effect of the addition of three employees in the latter half of 2007 and one new employee in the second half of 2008.  The full increase in payroll and related costs is somewhat offset by no bonuses being paid in 2008 while in 2007, discretionary bonuses were paid to the six non-officer employees of SALT at the time of the June 2007 acquisition.

Consulting fees decreased $872,247 from 2007 to 2008.  During the twelve months of 2007, we incurred consulting fees for consultants and advisors who assisted us with the implementation of the SALT Acquisition as well as seeking and researching other potential acquisition candidates. Included in such costs is approximately $977,000 related to the value of stock issued to certain of such advisors and consultants.  In 2008, such activities were drastically reduced.

Professional fees decreased by $422,990 from 2007 to 2008.  Professional fees incurred in 2007 relate to legal and accounting costs incurred for the implementation of the SALT Acquisition, researching other potential acquisition candidates and normal business ongoing audit and legal costs.  The reduction in costs for 2008 is directly attributable to reduction in acquisition related activity.

Interest expense-relate party decreased $3,687, or 2%, in 2008 versus 2007.  Interest expense is related to the $1,881,550 promissory note payable to NeuCap, Inc in connection with the acquisition of NeuCap assets on June 26, 2007 and imputed interest on a payable to our founder (totaling $157,311) based on advances he made to the Company at the end of 2007 and the first half of 2008.  The interest rate on the Promissory note was reduced in 2008 which resulted in lower interest expense but that was partially offset by the full year effect of imputed interest on advances made by our founder at the end of 2007 and the partial year effect of imputed interest on the advances made in the first half of 2008.

Following the guidelines for FAS 142, we contracted an independent group to value our goodwill.  Based on the results of that analysis, we took a charge of $1,171,284 to reduce our goodwill.  There was no charge in 2007.

General and administrative expenses increased $154,912, or 24%, when comparing the twelve months of 2008 and 2007. This increase is primarily the result of increasing the Allowance for Bad Debts which is related to the announced bankruptcy of two of our clients resulting in uncollected fees.  Additionally, rent expense increased due to our renting of office space in New York City for our sales and marketing personnel in New York.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Condition

At December 31, 2008, we had working capital of $605,556 and at December 31, 2007, we had working capital of $590,496 excluding the Promissory Note Payable, which the company plans on paying with funds generated from operations if available.  Our management believes we will have sufficient cash generated from operations and borrowing capacity to fund our capital and operational needs for at least the next twelve months. However, because a significant part of our growth strategy includes growth by both acquisition and organic expansion, we must continue to successfully target, acquire and integrate profitable acquisition candidates, manage related transactional fees and expenses., as well as successfully execute our internal sales force strategy.

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

In January, April and May of 2008, the Company was advanced $58,250 from its founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $3,938 of which $2,902 was amortized to interest expense for the twelve months ended December 31, 2007.

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

As of December 31, 2008, our outstanding debt consisted of approximately $1.77 million due under the promissory note issued to SALT.  We also had accounts payable of approximately $128,280 and a payable to our founder for $156,275.

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes a discussion of our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Our accounting policies are more fully described in Note 2 of “Notes to Consolidated Financial Statements.” However, certain policies are especially meaningful to our portrayal of results of operations and financial condition, and thus require the application of more particular judgment and thus are subject to a greater intrinsic level of risk. Accounting policies that involve estimates meeting both of the following criteria are considered by management to be “critical” accounting policies. First, the estimate requires us to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

The following are summaries of our critical accounting policies:

Revenue Recognition Policy

Pursuant to contractual arrangements with its clients, the Company generally earns its fees when a client receives a tax refund check or a credit from applicable taxing authorities or when the company is notified by a taxing authority that a refund will be paid as a result of the work performed by the Company. The Company recognizes its revenues in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectability is reasonably assured.

Accounts Receivable

All of the Company’s accounts receivable are reported at their net collectible amounts. The Company records an allowance against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt. The allowance for uncollectible accounts was $154,383 and $26,448 at December 31, 2008 and December 31, 2007, respectively.

Intangible Assets & Goodwill

The financial statements assume that all of the excess of the purchase price over the net tangible assets in connection with the June 26, 2007 acquisition of the NeuCap business was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.

 Should the Company determine it is appropriate, it will allocate a portion or all of the excess to amortizable intangible assets and the Company may have amortization expense accordingly. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of its intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We recently contracted with a independent valuation firm.  Their impairment analysis indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an impairment charge of $1,171,284 in the fourth quarter of 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. As of December 31, 2008, the Company has a deferred tax benefit approximating $329,355 which consists entirely of federal and state net operating losses generated by the current period tax losses as well as the net operating losses of the prior period. As of December 31, 2007, the company had a deferred tax benefit of $203,554 consisting entirely of federal and state net operating losses generated by the taxable loss of $515,327 for the period from December 4, 2006 (date of inception) to December 31, 2007.  The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and up until June 25, 2007 was a development stage enterprise. Additionally, the reconciliation of the Company’s current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

Stock Options and Similar Equity Instruments

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, the Company authorized its 2007 Stock Option Plan. As of December 31, 2008, the Company has not issued any options pursuant to the plan.

Concentration of Credit Risk and Major Clients

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2008, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. The Company believes this risk is minimal.  As of December 31, 2008 the Company had $0 of cash in excess of federally insured limits.

For the twelve month period ended December 31, 2008, revenues from no clients represented more than 10% of total revenues. As of December 31, 2008, 18%, 17%, 12%, 11% and 11%, respectively, of the Company’s accounts receivable were due from five clients. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Management's Annual Report on Internal Control over Financial Reporting.

Our management, under the supervision and with the participation of our President and Chief Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal control-Integrated Framework.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorization of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2008 was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control Over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable
PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The following table sets forth information with respect to the current directors and executive officers of Pinpoint:

Name	Age	Position
Kevin Cappock	40	Chairman, Chief Executive Officer, President, Director
Robert Neuman	50	Chief Operating Officer and Executive Vice President
Jon Leslie	57	Chief Financial Officer, Director
Andrew Scott	40	Vice President - Business Development, Director
Adolfo Carmona	50	Director
Richard Cohen	58	Director
Joel Dictrow	64	Director
Derek Irwin	44	Director

Each of our directors is presently holding a director position of one year ending at the next annual meeting of stockholders or his or her earlier resignation or death.

Kevin Cappock has been serving as Chairman since February, 2009 and as director, Chief Executive Officer and President since the SALT acquisition on June 26, 2007 (prior to which he was SALT’s CEO and president since 2002). Robert Neuman has been serving as Chief Operating Officer and Executive Vice President since the SALT acquisition on June 26, 2007 (prior to which he served as director of SALT’s practice, overseeing day-to-day operations since 1995).  Jon Leslie has been serving as Chief Financial Officer since November, 2007 and as a director since, February, 2009.  Andrew Scott was Chairman of the Board of Directors since our inception until February, 2009 when resigned to focus on business development and the successful execution of developing the internal sales efforts.  He continues as a director.  Adolfo Carmona, Richard Cohen, Joel Dictrow and Derek Irwin have been serving as directors since July 2007, March 2007, May 2007 and May 2007, respectively.

The business experience of each or our directors, named executive officers and significant employees is set forth below:

Kevin Cappock.  Kevin Cappock is Chairman, Chief Executive Officer, President and a director of Pinpoint. Mr. Cappock joined Pinpoint in 2007 as Chief Executive Officer and President, and in 2009 was appointed Chairman of the Board. Prior to Pinpoint Recovery, Mr. Cappock founded SALT Payroll Consultants (subsidiary of Pinpoint) and served as its Chief Executive Officer and Practice Leader.  SALT Payroll has become a recognized leader in tax recoveries for Fortune 500 companies amassing over one hundred million dollars in refunds for its clients.  Prior to SALT Payroll, Mr. Cappock  co-founded SALT Consultants in 1994, where he served as Partner and Practice Leader.  Through his leadership SALT successfully grew and established itself as a premier tax recovery firm working with Fortune 500 companies.  Additionally, Mr. Cappock was employed by KPMG and Ernst & Young, LLP and was very instrumental in developing their Payroll and Unemployment Tax Practice.  Mr. Cappock has a BS in Accounting from Penn State University.

Robert Neuman. Robert Neuman is Executive Vice President and Secretary of Pinpoint. He served as the director of the practice and oversees day-to-day operations and the staff of SALT since 1995. He has over 15 years of experience in payroll and unemployment tax consulting. Prior to joining S.A.L.T. Consultants in 1995, Mr. Neuman was a manager at Ernst & Young’s Payroll and Unemployment Tax Practice from 1994 to 1995. He worked with two other Big Four accounting firms in the area of state and local taxes from 1987 to 1994. Mr. Neuman has worked with businesses in virtually all industries to institute payroll and unemployment tax planning strategies and secure significant refunds. He has an LLM from Emory University School of Law, a Juris Doctor from Hamline University School of Law and a Bachelor of Arts Degree from Lawrence University. He is a member of the Minnesota Bar, has given speeches for the National Business Institute, and published a number of articles concerning tax issues in various professional publications.

Jon D. Leslie.  Jon Leslie is the Chief Financial Officer and a director of the Company. Mr. Leslie has over 25 years experience in private and public companies, including leverage-buyout companies. Mr. Leslie served as chief financial officer of Ward Leonard Electric Company (a privately owned manufacturer of electric motors) from 2000-2002, and as chief financial officer of Circle Trust Company, a trust company with over $8 billion in assets under administration, 2005-2006. During 2003-2004, 2006 and 2007, Mr. Leslie worked as a financial and business plan consultant. Prior to that, Mr. Leslie held high-level financial positions with RJR Nabisco (where he participated in the Nabisco-Standard Brands merger, the Life Savers acquisition as well as implementing a worldwide $600 million capital expenditure program), Del Monte Inc. (where he was Vice President of Financial Planning and participated in the leveraged buyout for Del Monte) and Avon Products (where he was Vice President of Operational Analysis). He was the chief financial officer for Chaps by Ralph Lauren (a division of Warnaco). Mr. Leslie earned a BS from the University of Notre Dame and an MBA in Finance from Indiana University.

Andrew Scott.  Andrew Scott is the Vice President in Charge of Corporate Development and a director of Pinpoint.  Mr. Scott is the Company’s founder and served as its Chairman from the Company’s inception until February, 2009.  He has more than 15 years experience in the financial services industry initially in research and later in his career, investment banking at various companies. Mr. Scott has specialized in business, industrial, financial and healthcare services. Mr. Scott also serves on the Board of Directors of Banyan Investment Fund (VHTI.OB). Mr. Scott graduated from Pace University with a BBA in Accounting and also possesses a Minor in Mathematics.

Adolfo Carmona.  Adolfo Carmona was an Executive Vice President and still serves as Senior Advisor to Mars & Company, a leading international business strategy consulting firm, where he has worked since 1986. He has deep experience in a wide variety of areas, including cost and supply chain optimization, brand strategy, pricing and demand building optimization, competitive analysis, portfolio optimization, business unit turnarounds, and acquisition and divestiture analysis. Mr. Carmona holds a BSE in Chemical Engineering from Princeton University and an MBA from The Wharton School of the University of Pennsylvania.

Richard Cohen. Richard Cohen has more than 15 years experience in the financial services industry. From 1992 to 1995, Mr. Cohen served as President of General Media, Inc. where he was responsible for raising over $250 million in a variety of financings, expanding licensing opportunities in both Europe and Asia, and operating a company whose revenues exceeded $150 million and which employed approximately 150 employees. In 1999, Mr. Cohen served as the interim president of National Auto Credit, Inc., a publicly traded sub-prime auto finance company. Since 2000, Mr. Cohen has been involved as an investor/operator with a number of entrepreneurial ventures, including Novation Capital, Inc., a niche financial service provider which factors, pools and securitizes structured settlement and lottery awards. Mr. Cohen is a Certified Public Accountant, and is considered an expert for audit committees under the Sarbanes-Oxley Act of 2005. He received a BS from the University of Pennsylvania (Wharton School) and an MBA from Stanford University. He also currently serves on the Boards of Dune Energy, Rodman and Renshaw and Helix BioMedix.

Joel Dictrow.  Joel Dictrow has more than 25 years experience in the finance industry. He was a Managing Director of Citicorp, Inc., a Director of Salomon Smith Barney (a/k/a Citigroup Global Markets, Inc.) and has been in a number of corporate tax department positions, with responsibilities at various times for global corporate, consumer and investment banking divisions at Citigroup, and has held various positions within the fixed-income division of Citigroup investment bank, specializing in client-structured finance from 1979 to 2006. From 1970 to 1978, Mr. Dictrow was a Vice-President/Director in the Corporate Tax Department of CBS, Inc., specializing in state and local taxation, including payroll, property and sales taxes. Mr. Dictrow received a J.D. (with honors) from the National Law Center, George Washington University, in 1966, an LLM (in taxation) from New York University Law School in 1969 and a B.A. from New York University in 1966.

Derek Irwin.  Derek Irwin is the Senior Vice President, Finance for the Global Media Client Services division of The Nielsen Company. In this role, he is responsible for the financial operations of the industry leader in television audience measurement with operations in 45 countries. Prior to his current role, he was the Senior Vice President, Finance for the Business Media division of The Nielsen Company, where he led due diligence efforts for the division in the $11.2 billion leveraged buy-out of the Company by a consortium of private equity companies. Prior to joining Nielsen in 2005, he served as Chief Financial Officer and was a member of the executive committee for Ziff Davis Holdings. In that role he was responsible for all of the company’s financial affairs including the public financial filings, investor relations, quarterly earnings calls and raised $205 million in Senior Secured Floating Rate Notes. Before Ziff Davis, Mr. Irwin served in a number of senior-level finance positions with Monster Worldwide Inc, including Chief Financial Officer, Advertising & Communications, Americas, Chief Financial Officer for the Executive Search and eResourcing divisions in the Americas and for its Worldwide Executive Search Division. He also worked for the American League and National League of Professional Baseball Clubs, where he was the Vice President, Finance. Mr. Irwin began his career as a staff auditor at the international professional services firm Ernst & Young and has been a Certified Public Accountant in New York since 1991. He is a 1988 graduate from Lehigh University, with a degree in Accounting. He also serves on the board of TheStreet.com., a leading financial media company.

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

We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that our having no committees during our the period covered by this Report was appropriate by reason of (i) small size of the Company and (ii) the lack of any requirements for such committees under the regulations of the OTC Bulletin Board on which we have applied to have our common listed for trading. However, we are currently forming a compensation committee, together with such other committees as our board of directors deems advisable.

Item 11.	Executive Compensation.

Our directors are currently not compensated for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.  Therefore, the director compensation table is omitted.

Employment Agreements

After the completion of the acquisition of SALT, Messrs. Cappock and Neuman entered into five year employment agreements with us, pursuant to which they are entitled to receive salaries of $160,000 and $160,000 per annum, respectively. Messrs. Cappock and Neuman will be entitled to receive bonuses at the sole discretion of the Board of Directors, and will be entitled to participate in any benefit plans provided to other senior executives of ours. In addition, on October 26, 2007, the Company entered into a written employment agreement with Jon Leslie, pursuant to which Mr. Leslie will serve as its Chief Financial Officer on an at will basis, and pursuant to which Mr. Leslie is entitled to an annual salary of $100,000.

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

Summary Compensation Table

The following table sets forth the annual compensation paid by SALT to its executive officers during each of the last two completed fiscal years:

				All Other
Name	Principal Position	Year	Salary	Compensation	Total
Kevin J. Cappock (1)	Chief Executive Officer and	2008	$160,000	$31,426	$191,426
	President	2007	$80,000	$26,500	$106,500
Robert Neuman (2)	Chief Operating Officer and	2008	$160,000	$22,092	$182,092
	Executive Vice President	2007	$80,000	$19,000	$99,000
Jon D. Leslie	Chief Financial Officer	2008	$100,000	-	$100,000
		2007	$16,667	-	$16,667

 (1) Salary for 2008 was  Mr. Cappock’s full year salary based on his contract.  Mr. Cappock received no bonus.  All other compensation includes an aggregate of approximately $18,166 of value attributable to the provision of a company automobile provided by the Company and approximately $13,260 in health benefits.  .Salary for 2007 includes salary paid by us since our acquisition of SALT’s assets and our correlative engagement of Mr. Cappock as our president and chief executive officer; Mr. Cappock took no salary from SALT prior to such acquisition during the year 2007. All other compensation for the year 2007 includes an aggregate of approximately $18,200 of value attributable to the provision of a company automobile provided by SALT prior to, and by us after, our acquisition of SALT’s assets (in approximately equal amounts); and approximately $8,300 in health benefits provided by us after such acquisition.
(2) Salary for 2008 was  Mr. Neuman’s full year salary based on his contract.  Mr. Neuman received no bonus.  All other compensation includes an aggregate of approximately $8,832 of value attributable to the provision of a company automobile provided by the Company and approximately $13,260 in health benefits.  Salary for 2007 includes salary paid by us since our acquisition of SALT’s assets and our correlative engagement of Mr. Neuman as our president and chief executive officer; Mr. Neuman took no salary from SALT prior to such acquisition during 2007. Includes an aggregate of approximately $8,800 of value attributable to the provision of a company automobile provided by SALT prior to, and by us after, our acquisition of SALT’s assets (in approximately equal amounts); and approximately $10,200 in health benefits provided by us after such acquisition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2008, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	-0-	$-0-	-0-

Equity compensation plans not
approved by security holders	100,000	$-0-	100,000

Total	100,000	$-0-	100,000

For a complete description of our equity compensation plans, please refer to Note 6 of our consolidated financial statements as of December 31, 2008.

We compensate our executive officers through a combination of a base salary, and a cash bonus.  In addition, in the future, we may provide other perquisites to some of our executive officers.  We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

We are engaged in highly competitive businesses and compete nationally for personnel at the executive and technical staff level.  Outstanding candidates are aggressively recruited, often at premium salaries.  Highly qualified employees are essential to our success.  We are committed to providing competitive compensation that helps attract, retain, and motivate the highly skilled people we require.  We strongly believe that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives, completing acquisitions, and to business unit and overall financial performance, both current and long-term.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with our performance and any long-term incentive should be closely aligned with the interest of the stockholders.  Total cash compensation for the executive officers consists of the following components:

•	Base salary
•	An executive officer bonus that is related to growth in our sales and operating earnings.

Long-term incentives may be realized through the granting of stock options to executives and key employees through the 2007 Stock Option Plan.  We have not granted any options under this plan.  We have no other long-term incentive plans for our officers and employees.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Incentive Plans

Our Board of Directors has adopted the 2007 Stock Incentive Plan which allows for the issuance of up to 100,000 option shares of Pinpoint’s Common Stock.  No options have yet been issued under the plan.   A copy of such plan is included as Exhibit 4.5 to our Registration Statement.

Outstanding Equity Awards at Fiscal Year End

We did not grant options, or make stock awards, to any of our executive officers in 2008, nor were there otherwise any outstanding equity awards as of December 31, 2008.  Therefore, the outstanding equity awards table is omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership

As of December 31, 2008 we had 4,617,588 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

		Amount of	Percentage
Title of Class	Name and Address of Beneficial Ownership	Ownership	of Class
Common Stock	Kevin Cappock (Chairman, Chief Executive Officer,	412,500	8.9%
	President and Director)
Common Stock	Robert Neuman (Chief Operating Officer and	412,500	8.9%
	Executive vice President)
Common Stock	Andrew Scott (Vice President of Business	423,000	9.2%
	Development and Director)
Common Stock	Adolfo Carmona (Director)	218,702	4.7%
Common Stock	Richard Cohen (Director)	128,117	2.8%
Common Stock	Joel Dictrow ( Director)	128,117	2.8%
Common Stock	Derek Irwin (Director)	117,558	2.5%
Common Stock	All Executive Officers and Directors as a Group	1,841,994	39.9%

Change in Control Arrangements

There are currently no arrangements that would result in a change in control of our Company.

Item 13.	Certain Relationships and Related Transactions.

Relationships and Related Transactions.

In connection with our acquisition of certain of the assets, and assumption certain of the liabilities, of SALT, we hired Kevin Cappock as President and Chief Executive Officer, and Robert Neuman as our Executive Vice President and Chief Operating Officer.  In partial consideration for such assets, we issued a promissory note to SALT in original aggregate principal amount of $1,881,550.  Such note, as amended, is due on March 31, 2009, and bears interest at an annual rate of 7.25% per annum. We may prepay all or any portion of such note without penalty.  Messrs. Cappock and Neuman continue to be the sole owners of SALT (now named “Neucap, Inc.”), the payee of such promissory note, and as such are the ultimate beneficiaries of the note.  (This summary of the promissory note is qualified in its entirety by reference to such note together with the amendments thereto; a copy of the note and Amendment No. 1 to such note are attached as Exhibit 10.5 and 10.6 to the Registration Statement, and a copy of Amendment No. 2 is attached as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 17, 2008.)

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interesting any amount that exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets for the last two fiscal years.

Director Independence.

While the OTC Bulletin Board does not maintain director independence standards, Messrs. Carmona, Cohen, Dictrow and Irwin qualify as independent directors under the guidelines of the AMEX.

Item 14.	Principal Accountant Fees and Services.

Our board of directors approved the engagement of M&K CPAs PLLC for all audit and permissible non-audit services effective as of December 28, 2007.

We do not currently have an audit committee.  Accordingly, our board of directors performs the role that would otherwise be performed by an audit committee.  To that end, our board of directors reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. Our board of directors has considered the role of M&K CPAs PLLC in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

The table below sets forth the aggregate fees billed for the year ended December 31, 2008 for professional services rendered by our principal accounting firms for audit services and audit related services (as indicated) for our financial statements; and the other fees billed for the year ended December 31, 2008 for professional services rendered by such firms related to the performance of audit services; and aggregate fees billed for such year for all other services billed by such firms.

	Year ended December 31,
	2008	2007
Audit fees	$75,200	$109,500
Audit-related fees	-	$95,500
Tax fees	$2,295	-
All other fees	-	$30,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

Our consolidated financial statements required by this Item are submitted in a separate section beginning on page F-1 of this Report.

Financial Statement Schedules

None.

Exhibits

Exhibit Nos.	Description of Exhibit
3.1 +	Certificate of Incorporation
3.2 +	By-laws
4.1 +	Form of Subscription Agreement between Registrant and Certain of the Selling Security Holders
4.2 +	Form of Warrant between Registrant and Certain of the Selling Security Holders
4.3 +	Placement Agent Warrant
4.4 +	Form of Registration Rights Agreement
4.5 +	2007 Stock Option Plan
10.1 +	Employment Agreement between the Registrant and Kevin Cappock
10.2 +	Employment Agreement between the Registrant and Robert Neuman
10.3 +	Employment Agreement between the Registrant and Jon Leslie
10.4 +	Advisory Agreement between the Registrant and David Baker
10.5 +	Promissory Note by the Registrant in Favor of Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
10.6 +	Amendment No. 1 to Promissory Note by the Registrant in Favor of Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
10.7 +	Amendment No. 2 to Promissory Note by the Registrant in Favor of Neucap, Inc. (formerly, S.A.L.T. Payroll Consultants, Inc.)
21.1 +	Subsidiaries of Registrant
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2 *	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

+ Previously filed with the Registrant’s SB-2/A (File No. 333-146970) filed on January 23, 2008 and referenced in Form 10-K (file No. 333-146970) filed on May 13, 2008.

*Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pinpoint Recovery Solutions Corp

We have audited the accompanying consolidated balance sheets of Pinpoint Recovery Solutions Corp as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinpoint Recovery Solutions Corp as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

March 27, 2009

PINPOINT RECOVERY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$145,863	$221,873
Accounts receivable, net of allowance of $154,383	732,943	595,772
as of December 31, 2008 and $26,447 as of December 31, 2007
Prepaid expenses	21,400	59,835
Total current assets	900,206	877,480
Property and equipment, net of accumulated depreciation of
$18,819 and $5,428, respectively	30,446	36,703
Goodwill	5,233,258	6,397,542
Other assets, net of amortization of $7,740 and $0, respectively	20,320	30,640
TOTAL ASSETS	$6,184,230	$7,342,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,280	$132,266
Payable to related party	156,275	92,490
Other current liabilities	10,095	15,805
Accrued interest-related party	-	46,423
Promissory notes payable-related party	1,768,012	1,861,096
Total current liabilities	2,062,662	2,148,080
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized
and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized,
4,617,588 issued and outstanding	4,618	4,618
Additional paid-in capital	6,628,273	6,446,335
Accumulated deficit	(2,511,323)	(1,256,668)
Total stockholders' equity	4,121,568	5,194,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,184,230	$7,342,365

The accompanying notes are an integral part of these financial statements

PINPOINT RECOVERY SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months Ended
	December 31,
	2008	2007
Revenues	$2,742,113	$1,561,225
Costs and Expenses:
Direct costs	340,663	222,406
Payroll and related costs	1,200,669	446,690
Consulting fees	195,915	1,068,163
Professional fees	131,062	554,052
Interest expense-related party	151,199	78,997
Impairment of goodwill	1,171,284	-
General and administrative	805,976	447,585
Total costs and expenses	3,996,768	2,817,893
Net loss	$(1,254,655)	$(1,256,668)

Loss per Share:
Basic and diluted	$(0.27)	$(0.41)

Weighted average number of common shares
Basic and diluted	4,617,588	3,071,440

The accompanying notes are an integral part of these financial statements.

PINPOINT RECOVERY SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2008
and the Period of Inception (December 4, 2006) to December 31, 2007

			Additional			Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at December 4, 2006	-	$-	$-	$-	$-	$-
Shares issued to founder at
$0.01 per share on December 4, 2006	1,320,000	$1,320	$10,680	$-	$-	$12,000
Additional capital contributed by founder			365,925	0	0	365,925
Shares issued to members of
the board of directors	253,000	253	2,047	(2,300)	0	0
Shares issued to members of
the board of directors	330,000	330	356,670	(3,000)	-	354,000
Payments of subscriptions receivable	-	-	-	5,300	-	5,300
Shares issued to acquire certain assets
and liabilities of S.A.L.T. Payroll
Consultants, Inc.	825,000	825	1,334,175	-	-	1,335,000
Shares issued for services	275,000	275	444,725	-	-	445,000
Imputed interest on payable to related party			6,996			6,996
Shares issued in connection with sale of
Private Placement Units	1,614,588	1,615	4,454,385	-	-	4,456,000
Offering costs	-	-	(529,268)	-	-	(529,268)
Net loss	-	-		-	(1,256,668)	(1,256,668)
Balance at December 31, 2007	4,617,588	$4,618	$6,446,335	$-	$(1,256,668)	$5,194,285
Imputed interest on payable to related party	-	-	3,938		-	3,938
Stock compensation expense	-	-	178,000		-	178,000
Net loss	-	-	-		(1,254,655)	(1,254,655)
Balance at December 31, 2008	4,617,588	$4,618	$6,628,273	$-	$(2,511,323)	$4,121,568

The accompanying notes are an integral part of these financial statements.

PINPOINT RECOVERY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(1,254,655)	$(1,256,668)
Adjustments to reconcile net loss to cash used in
operating activities:
Non cash stock compensation expense	178,000	977,000
Depreciation expense	13,391	5,428
Impairment of Goodwill	1,171,284	-
Amortization of software costs	10,320	-
Changes in assets and liabilities:		-
Accounts receivable	(137,171)	(408,399)
Prepaid expenses	38,435	(55,312)
Accounts payable	(3,986)	107,518
Other accrued expenses	(5,711)	16,131
Accrued interest-related party	13,920	39,428
Net cash provided by (used in) operating activities	23,827	(574,874)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(7,134)	(9,425)
Cash Paid for Investment in SALT	-	(3,118,450)
Cash Paid for finders' fees to acquire SALT	(7,000)	(270,922)
Other long-term assets	-	(30,640)
Net cash provided by (used in) investing activities	(14,134)	(3,429,437)
CASH FLOWS - FINANCING ACTIVITIES
Deferred offering costs	-	(529,269)
Loans from related party	58,250	99,060
Repayment of promissory notes payable-related party	(147,891)	(20,454)
Proceeds from sale of common stock	-	4,461,300
Proceeds from issuance of common stock to Company's founder	-	12,000
Additional capital contributed by founder	3,938	203,547
Net cash provided by (used in) financing activities	(85,703)	4,226,184
Net (decrease) increase in cash	(76,010)	221,873
Cash - beginning of period	221,873	-
Cash - end of period	$145,863	$221,873

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$133,343	$32,147
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Financing and Investing Activities:
On June 26, 2007, the Company acquired certain assets and assumed certain liabilities of NeuCap, Inc., formerly S.A.L.T. Payroll Consultants, Inc. In addition to the cash paid to acquire the assets, the Company issued 750,000 shares (825,000 shares after the 10% stock dividend) of common stock valued at $1,335,000 and issued a promissory note in the amount of $1,881,550 and recorded an additional liability due to the seller of $155,922 which was paid July, 2007. The total acquisition cost was $6,612,922 and the total amount of goodwill recognized was $6,404,542. The values related to the non-cash considerations described above have been assigned to the following assets acquired and liabilities assusmed:
Accounts receviable		$195,899
Prepaid expense		$4,523
Property and equipment		$32,706
Accounts payable		$(24,748)
Goodwill		$3,172,617

The accompanying notes are an integral part of these financial statements.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company
Organization
Pinpoint Recovery Solutions Corp., (the `Company`), is a publicly traded Delaware corporation organized on December 4, 2006.  The Company’s shares are traded on the Bulletin Board under the symbol PPNT.OB.

Nature of Operations
From December 4, 2006, its date of inception until June 25, 2007, the Company was considered a development stage enterprise as it was devoting substantially all of its efforts to establishing a new business and its planned principal operations had not commenced. On June 26, 2007, pursuant to an Asset Purchase Agreement, the Company purchased certain assets, subject to certain liabilities of S.A.L.T. Payroll Consultants, Inc., which subsequently changed its name to NeuCap, Inc. (“NeuCap”) for (i) $3,118,450 of cash; (ii) $1,881,550 in the form of a promissory note; and, (iii) 750,000 shares (825,000 shares after the 10% stock dividend) of its Common Stock valued at $1,335,000. In addition, the Company paid a finder’s fee of $270,922 in 2007 and $7,000 in 2008. In determining the value attributed to the shares issued for the SALT acquisition, the Company was assisted by an independent third party who has expertise in the valuation of companies.

Subsequent to the June 26, 2007 acquisition, the Company’s principal business is providing tax recovery services to businesses that may be eligible to receive refunds relating to federal and state payroll taxes. The Company earns fees based on agreed upon percentages of the taxes that it is able to recover for its clients. The Company’s headquarters are located in Tampa, Florida, from where it performs services for clients throughout the United States of America. Prior to the June 26, 2007 acquisition and since its formation, the Company’s activities consisted of capital raising activities for the purpose of consummating the June 26, 2007 acquisition. The Company formed a new entity, named S.A.L.T. Payroll Consultants, Inc. (“SALT”) in which the net acquired assets and its tax recovery business is reported. For purposes herein, the predecessor company is referred to as NeuCap and the Company’s wholly owned subsidiary is referred to as SALT. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the combined Company is considered to operate in a single accounting segment.

The total consideration paid was $6,612,922 (including the finder’s fee) of which $6,404,542 was in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and accordingly, no amortization expense was included in the statement of operations during 2007. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of its intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2008, the Company performed an impairment analysis conducted by an independent valuation firm which indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an impairment charge of $1,171,284 in the fourth quarter of 2008.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the allocation of the purchase price:

Accounts receivable	$195,899
Prepaid expenses	4,523
Property and equipment, net	32,706
Goodwill	6,404,542
Accounts payable	(24,748)
Total purchase price	$6,612,922

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, S.A.L.T. Payroll Consultants, Inc., (“SALT”), a Florida corporation. All intercompany transactions and balances have been eliminated upon consolidation. SALT was acquired on June 26, 2007 and as such, the statement of operations and cash flows for the twelve months ended December 31, 2007 includes the accounts of SALT only from the date of the acquisition. See Note 8 for pro forma information regarding the operations of SALT for the twelve months ended December 31, 2007.

Revenue Recognition

Pursuant to contractual arrangements with its clients, the Company generally earns its fees when a client receives a tax refund check or a credit from applicable taxing authorities or when the company is notified by a taxing authority that a refund will be paid as a result of the work performed by the Company. The Company recognizes its revenues in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, the Company has no cash equivalents.

Accounts Receivable

All of the Company’s accounts receivable are reported at their net collectible amounts. The Company records an allowance against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt. The allowance for uncollectible accounts was $154,383 and $26,447 at December 31, 2008 and 2007, respectively.

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

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets
Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Intangible Assets & Goodwill
The financial statements assume that all of the excess of the purchase price over the net tangible assets in connection with the June 26, 2007 acquisition of the SALT business was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and accordingly, no amortization expense was included in the statement of operations.

Should the Company determine it is appropriate, it will allocate a portion or all of the excess to amortizable intangible assets and the Company may have amortization expense accordingly. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of its intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. As of December 31, 2008, the Company performed an impairment analysis conducted by an independent valuation firm which indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an impairment charge of $1,171,284 in the fourth quarter of 2008.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

The changes in the carrying value of goodwill for the year ended December 31, 2008 were as follows:

Balance at December 31, 2007	$6,397,542
Cash paid for finders fee	7,000
Impairment loss	(1,171,284)
Balance at December 31, 2007	$5,233,258

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. As of December 31, 2008, the Company has a deferred tax benefit approximating $329,355 which consists entirely of federal and state net operating losses generated by the current period tax losses as well as the net operating losses of the prior period. As of December 31, 2007, the company had a deferred tax benefit of $203,554 consisting entirely of federal and state net operating losses generated by the taxable loss of $515,327 for the period from December 4, 2006 (date of inception) to December 31, 2007.  The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and up until June 25, 2007 was a development stage enterprise. Additionally, the reconciliation of the Company’s current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs
Advertising costs are expensed as incurred.  The Company incurred advertising expenses of $2,560 and $520, respectively, for the twelve months ended December 31, 2008 and 2007.

Stock Options and Similar Equity Instruments
The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, the Company authorized its 2007 Stock Option Plan. As of December 31, 2008, the Company has not issued any options pursuant to the plan.

Loss Per Share
Basic and diluted per share results for the twelve months ended December 31, 2008 and 2007, respectively, were computed based on the loss allocated to the common stock for the respective periods.  The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic loss per share.  On September 14, 2007, the Company’s board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. In determining the weighted-average shares outstanding for the twelve months ended December 31, 2007, the shares issuable pursuant to the stock dividend were considered outstanding as of the beginning of the period.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the twelve months ended December 31, 2008 and 2007, warrants to purchase 888,576 shares (977,444 shares after the 10% stock dividend) of common stock were anti-dilutive and the average number of common shares used in the calculation of basic and diluted loss per share is identical. Such potential common shares may dilute earnings per share in the future.

Concentration of Credit Risk and Major Clients

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2008, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. The Company believes this risk is minimal.  As of December 31, 2008 the Company had $0 of cash in excess of federally insured limits.

For the twelve month period ended December 31, 2008, revenues from no clients represented more than 10% of total revenues. As of December 31, 2007, 25% and 11%, respectively, of the Company’s revenue were from two clients.  As of December 31, 2008, 18%, 17%, 12%, 11% and 11%, respectively, of the Company’s accounts receivable were due from five clients. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

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

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$5,233,258	$(1,164,284)

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the twelve months ended December 31, 2008, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

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

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Property and Equipment

The Company’s property and equipment is summarized as follows at December 31, 2008:

Computer equipment and software	$41,119
Furniture and fixtures	8,146
49,265
Accumulated depreciation	(18,819)
Property and equipment, net	$30,446

During the twelve months ended December 31, 2008 and 2007, the Company recorded $13,391 and $5,428 of depreciation expense.

Note 4. Amounts Owed to Related Parties
Promissory Notes Payable-Related Party
In connection with the acquisition of the NeuCap assets, on June 26, 2007, the Company issued its $1,881,550 promissory note payable to NeuCap, Inc. NeuCap is owned by Kevin Cappock, the Company’s chief executive officer, and Robert Neuman, the Company’s vice-president. The promissory note bears interest at the prime rate as set by Bank of America from time to time, which was 8.25% as of December 31, 2007. The promissory note may be prepaid any time without penalty and all outstanding principal and interest was originally due six months from the date of issuance. On January 10, 2008, the note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which the Company agreed to pay NeuCap an additional $20,000.

On April 11, 2008, the note was again amended extending the maturity date to March 31, 2009 providing for accrued interest to be added to the outstanding principal and adjusting the interest to 7.25% per annum after March 31, 2008. In addition, the Company agreed to make cash payments for both interest and principal when its month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce the Company's checking account balance to not less than $200,000.  During 2008, the Company paid $147,891 toward principal repayment of the promissory note.

During the twelve months ended December 31, 2008, interest expense relating to the promissory note was $141,717.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payable to Related Party

In January, April and May of 2008, the Company was advanced $58,250 from its founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $3,938 of which $2,902 was amortized to interest expense for the twelve months ended December 31, 2008.

In November and December of 2007, the Company was advanced $99,061 from its founder. Such advances are not interest bearing and are expected to be repaid under unspecified terms. The advances from the founder are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $6,996 of which $6,579 was amortized to interest expense for the twelve months ended December 31, 2008 and $426 was amortized to interest expense for the twelve months ended December 31, 2007.

Note 5. Capital Stock
Preferred Stock, Common Stock and Subscriptions Receivable
As of December 31, 2008 and December 31, 2007, there are 1,000,000 shares of par value $.001 preferred stock authorized of which none were outstanding.  As of December 31, 2008 and December 31, 2007, there are 15,000,000 shares of par value $.001 common stock authorized of which 4,617,588 shares  were issued and outstanding.

On September 14, 2007, the Company’s board of directors approved a 10% stock dividend to all holders of record as of September 12, 2007. As a result of the stock dividend the Company issued an aggregate of 429,780 shares of Common Stock.

The Company was initially capitalized with the sale of 1,200,000 shares (1,320,000 shares after the 10% stock dividend) of Common Stock to its founder for $12,000, or $.01 per share. As of December 31, 2007, the Company’s founder held 523,000 shares of Common Stock and has contributed a total of $377,925 of capital, including $12,000 he paid for the issuance of the shares he received initially, $87,925 of contributed working capital during the period ended on March 31, 2007 and an additional $100,000 of contributed working capital during April and May, 2007, and $178,000 representing the value of shares he transferred to an advisor to on behalf of the Company.

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

Issuance of Shares for Consulting Services

On March 19, 2008, an individual agreed to provide advisory services to the Company’s board of directors and in connection therewith, the Company’s founder transferred 100,000 shares of Common Stock he owned to such individual. On March 19, 2008, the Company recorded $178,000 (based on a $1.78 per share value determined by a third party valuation expert as the Company had no active trading market on which to base the value of the stock) as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for twelve months ended December 31, 2008.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2007, an individual agreed to provide advisory services to the Company’s board of directors and in connection therewith, the Company’s founder transferred 100,000 shares (110,000 shares after the 10% stock dividend) of Common Stock he owned to such individual. On July 19, 2007, the Company recorded $178,000 as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for twelve months ended December 31, 2007.

On June 5, 2007, the Company executed a letter agreement with an individual to provide general consulting services to the Company. In connection with the letter agreement, on July 19, 2007, the Company authorized a stock grant to such consultant of 250,000 shares (275,000 shares after the 10% stock dividend) of Common Stock, which with the assistance from an independent third party who has expertise in the valuation of companies were valued at $1.78 per share resulting in $445,000 of stock compensation expense for the twelve months ended December 31, 2007.

Private Placement
On March 16, 2007, the Company’s board of directors authorized a private offering of units consisting of (i) up to $5,000,000 of 11% debentures and (ii) up to 800,000 shares (880,000 shares after the 10% stock dividend) of Common Stock, for gross offering proceeds of $5,000,000, the “Debt Offering” and a private offering of (i) a minimum of 80 units, each consisting of 8,235 shares (9,058.5 shares after the 10% stock dividend) of Common Stock and a warrant to purchase 2,000 shares (2,200 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend) (the “Unit”), for gross offering proceeds of $2,000,000 and (ii) a maximum of 180 Units for gross offering proceeds of $4,500,000, the “Equity Offering”. On May 18, 2007, the Company’s board of directors terminated the Debt Offering (no units were sold) and increased the number of Units to be offered in the Equity Offering to a maximum of 240 Units for gross offering proceeds of $6,000,000.

The Company had delivered to potential investors, a Confidential Private Placement Memorandum dated March 23, 2007, as amended by Amendment No. 1 (the “Private Placement”). On June 6, 2007, the Company’s board of directors authorized a modification of the Units included in the Private Placement such that each Unit, as modified, consists of 8,235 shares (9,058.5 shares after the 10% stock dividend) of Common Stock and a warrant to purchase 4,117 shares (4,528.7 shares after the 10% stock dividend) of Common Stock for $2.50 per share ($2.27 per share after the 10% stock dividend). In connection therewith, the Company issued a supplement to the Private Placement.

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

On October 26, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement covering 1,681,596 issued and outstanding shares of common stock and 739,749 shares of common stock underlying warrants. The registration statement, as amended, was declared effective by the SEC on February 8, 2008.

Note 6. Stock Option Plan
On March 16, 2007, the Company’s board of directors authorized the 2007 Stock Option Plan and in connection therewith reserved 100,000 shares of Common Stock for future issuance under the 2007 Stock Option Plan. Options to be issued under the 2007 Stock Option Plan are to be authorized by the board of directors, or a committee thereof, may be either incentive stock options or non-qualified options. Eligible recipients of options issued pursuant to the 2007 Stock Option Plan may be employees, officers, directors, or consultants of the Company, or any parent, or subsidiary of the Company. The purchase price per share of Common Stock issuable upon the exercise of an option granted pursuant to the 2007 Stock Option Plan shall be determined by the Company’s board of directors but shall not be less than 100% of the fair market value. Fair market value of a share of Common Stock shall mean the trading price of a share of Common Stock on the principal securities exchange on which such shares are traded or as reasonably determined by the board of directors if the shares of Common Stock are not traded on a securities exchange. As of December 31, 2008, the Company has not granted any stock options.

Note 7. Commitments and Contingencies
(a) Operating Lease Obligations
In August 2007, the Company entered into a five year lease for office space at 4300 W. Cypress Street, Tampa, Florida for an initial annual base rental of $85,039 plus operating expenses.  The lease at 4300 W. Cypress Street commenced in October 2007 and prior to that it leased office space at 4350 W. Cypress Street, Tampa, Florida on a month to month basis for an annual rental of $42,000 per year. The Company leases additional office space in St. Petersburg under a cancelable lease from its chairman, chief executive officer and president on a market rate month to month basis for an annual rental of $15,000.  The Company leases office space in New York City on a month to month basis for $2,700 per month.  The Company also leases various vehicles under non-cancelable operating leases with initial terms greater than one year.  Rental expense under operating leases for the twelve months ended December 31, 2008 was $131,577.  These costs are included as part of general and administrative expenses in the statements of operations.

The lease for the Company’s office at 4300 W. Cypress Street, Tampa, Florida has terms that include annual increases in rent expense. The Company recognizes rent expense on a straight-line basis over the life of the lease. The differences between straight line expense and actual rent payments results in deferred rent credits or amortization of the credit.  Deferred rent payable as of December 31, 2008 approximates $5,944.

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 the Company’s future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31, 2009	$112,680
Twelve months ended December 31, 2010	115,264
Twelve months ended December 31, 2011	114,232
Twelve months ended December 31, 2012	98,169
Twelve months ended December 31, 2013	71,793
Total	$512,138

(b) Employment Agreements
On August 1, 2008, Andrew Scott, became employed by the Company as its head of corporate development.  Mr. Scott’s primary responsibilities will be to expand the Company’s business through development of strategic alliances, joint ventures and the successful execution of the Company’s internal marketing efforts. Mr. Scott’s employment as Vice President in Charge of Corporate Development is not currently embodied in a written agreement. However, until such time as the Company and Mr. Scott may enter into a written agreement, the Company has agreed to employ Mr. Scott on an employment-at-will basis in exchange for an annualized salary of $100,000, and Mr. Scott shall be entitled to participate in such employment benefits as are available to other officers of the Company.

(c) Consulting Agreement
On July 17, 2008, SALT entered into a consulting agreement with an individual to serve as an independent sales representative. Pursuant to the terms of the consulting agreement, the sales representative receives a percentage of gross collected fees plus out-of-pocket expenses on qualified new clients as defined within the agreement. This agreement is cancelable by either party subject to a ten day written notice.

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

The following table presents unaudited pro forma combined statement of operations information for the the period from January 1, 2007 to December 31, 2007 as if the transaction occurred at the beginning of the period.

(Unaudited)

For the Period from
January 1,2007
to December 31, 2007

Revenues	$2,604,426
Costs and Expenses:
Direct Costs	367,845
Payroll and related costs	1,038,654
Consulting fees (including stock based compensation of $977,000)	1,068,162
Professional fees	554,052
Interest expense-related party	154,886
General and administrative	651,064
Total costs and expenses	3,834,663
Net loss	$(1,230,237)

PINPOINT RECOVERY SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Subsequent Events

On February 11, 2009, Andrew Scott, Chairman of the Board Director and Vice President in Charge of Corporate Development of the Company, resigned his position as Chairman at the Company’s regularly scheduled Board of Directors.  Mr. Scott’s decision to resign the Chairman’s role was based on his desire to focus his energies on the successful implementation of the Company’s internal marketing and sales effort.

On February 11, 2009, Kevin Cappock, the Chief Executive Officer of the Company, was unanimously elected by the Board of Directors to be the Chairman of the Board.

On February 11, 2009, Jon Leslie, the Chief Financial Officer of the Company, was confirmed by the Board of Directors to be a Director of the Company and has entered into a three year contract to remain the Chief Financial Officer.  Mr. Leslie was granted 50,000 shares of the Company’s stock for his acceptance to be a director of the Company.  The stock will vest over two years with 25,000 shares vesting on February 11, 2010 and the remaining 25,000 shares vesting on February 11, 2011.

In addition, the Company and Mr. Leslie have agreed to a three year contract for his continuing service as the Chief Financial Officer of the Company.  Mr. Leslie has been an at-will employee for the Company, earning an annual salary of $100,000.  Based on his new contract, Mr. Leslie will receive an annual salary of $140,000 effective February 1, 2009.  He will be eligible for appropriate and comparable benefits offered to the Company’s employees.  In addition, he will receive a grant of an additional 50,000 shares of the company stock, which shall vest over two years, 25,000 which will vest on the first anniversary of his employment contract and 25,000 shares which will vest on the second anniversary of his contract.  In addition, Mr. Leslie will be paid a signing incentive of $10,000 by the Company to enter into this contract.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 30th day of March, 2009.

PINPOINT RECOVERY SOLUTIONS CORP.

By:	/s/ Kevin Cappock
Kevin Cappock, Chief Executive Officer

By:	/s/ Jon D. Leslie
Jon D. Leslie, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Kevin Cappock	Chairman of the Board, Chief	March 30, 2009
Kevin Cappock	Executive Officer, President, Director

/s/Jon D. Leslie	Chief Financial Officer,	March 30, 2009
Jon D. Leslie	Director

/s/Andrew Scott	Director, V.P. Business	March 30, 2009
Andrew Scott	Development

/s/Adolfo Carmona	Director	March 30,2009
Adolfo Carmona

/s/Richard Cohen	Director	March 30, 2009
Richard Cohen

/s/Joel Dictrow	Director	March 30, 2009
Joel Dictrow

/s/Derek Irwin	Director	March 30, 2009
Derek Irwin