Form 10-Q
period 2009-03-31
PINPOINT RECOVERY SOLUTIONS CORP
filed 2009-05-15
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See  definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value per share	4,617,588 shares

TABLE OF CONTENTS
Pinpoint Recovery Solutions Corp. · Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pinpoint Recovery Solutions Corp. ∙ 10-Q

	March 31, 2009
	(unaudited)	December 31, 2008
ASSETS
Current assets:
Cash	$110,727	$145,863
Accounts receivable, net of allowance of $154,383 as of March 31, 2009 and December 31, 2008	435,364	732,943
Prepaid expenses	58,539	21,400
Total current assets	604,630	900,206
Property and equipment, net of accumulated depreciation of $22,537 and $8,270 at March 31, 2009 and December 31, 2008, respectively	26,728	30,446
Goodwill	5,233,258	5,233,258
Other assets, net of amortization of $10,320 and $2,580 at March 31, 2009 and December 31, 2008, respectively	17,740	20,320
TOTAL ASSETS	$5,882,356	$6,184,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,209	$128,280
Payable to related party	157,119	156,275
Other current liabilities	10,598	10,095
Accrued interest-related party	1,379	-
Promissory notes payable-related party	1,728,012	1,768,012
Total current liabilities	1,996,317	2,062,662
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized, 4,617,588 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4,618	4,618
Additional paid-in capital	6,628,273	6,628,273
Accumulated deficit	(2,746,852)	(2,511,323)
Total stockholders' equity	3,886,039	4,121,568
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,882,356	$6,184,230
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Pinpoint Recovery Solutions Corp. ∙ 10-Q
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$279,712	$247,507
Costs and Expenses:
Direct costs	36,363	32,176
Payroll and related costs	322,765	283,625
Consulting fees	5,518	190,415
Professional fees	35,455	55,057
Interest expense-related party	33,314	40,223
General and administrative	81,825	203,600
Total costs and expenses	515,240	805,096
Net loss	$(235,528)	$(557,589)

Loss per Share:
Basic and diluted	$(0.05)	$(0.12)

Weighted average number of common shares
Basic and diluted	4,617,588	4,617,588

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(235,528)	$(557,589)
Adjustments to reconcile net loss to cash used in operating activities:
Non cash stock compensation expense	-	178,000
Depreciation expense	3,718	2,842
Amortization of software costs	2,580	2,580
Changes in assets and liabilities:
Accounts receivable	297,578	311,999
Prepaid expenses	(37,139)	(3,476)
Accounts payable	(29,071)	(4,127)
Other accrued expenses	503	(4,073)
Accrued interest-related party	1,379	8,385
Net cash provided by (used in) operating activities	4,020	(65,459)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	-	(214)
Other long-term assets	-	-
Net cash provided by (used in) investing activities	-	(214)
CASH FLOWS - FINANCING ACTIVITIES
Loans from related party	844	11,151
Repayment of promissory notes payable-related party	(40,000)	-
Additional capital contributed by founder	-	676
Net cash provided by (used in) financing activities	(39,156)	11,827
Net (decrease) increase in cash	(35,136)	(53,845)
Cash - beginning of period	145,863	221,873
Cash - end of period	$110,727	$168,028

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31,935	$31,838
Cash paid for income taxes	-	-

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Pinpoint Recovery Solutions Corp’s 2008 Form 10-K.

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

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$5,233,258	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. · Form 10-Q

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will applies prospectively to business combinations completed on or after that date.  The company did not complete any business combinations during the three months ending March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The company did not have any noncontrolling interests that would fall under SFAS 160 guidelines.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for us beginning January 1, 2009.  The company does not have any derivative instruments.

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

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The company did not have any related contracts during the three months ended March 31, 2009.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. · Form 10-Q

2 Basic and Diluted Earning(Loss) Per Share
Basic and diluted per share results for the three ended March 31, 2009 and 2008 were computed based on the earnings (loss) allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic earnings (loss) per share.

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

During the three months ended March 31, 2009 and 2008, warrants to purchase 888,576 shares (977,444 shares after the 10% stock dividend) of common stock were anti-dilutive and the average number of common shares used in the calculation of basic and diluted loss per share is identical. Such potential common shares may dilute earnings per share in the future.

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

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. In assessing the recoverability of the goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We re-evaluated the carrying value of the goodwill with the assistance of the valuation expert as of December 31, 2008 and an impairment loss of $1,171,284 was recognized.

The following table details the allocation of the purchase price paid for SALT:

Accounts receivable	$195,899
Prepaid expenses	4,523
Property and equipment	32,706
Goodwill	5,233,258
Accounts payable	(24,748)
Total purchase price	$5,441,638

4 Concentrations of Credit Risk and Major Clients
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2009, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of March 31, 2008, none of our cash balances were in excess of federally insured limits.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. · Form 10-Q

The following table sets forth the amount and percentage of revenue from those customers which accounted for at least 10% of revenues for the indicated periods.

	Three Months Ended
	March 31, 2009		March 31, 2008
Customer A	$68,273	24%
Customer B	57,250	20%
Customer C	36,828	13%
Customer D	35,252	13%
Customer E			$66,793	27%
Customer F			61,197	25%
Customer G			26,408	11%

The following table sets forth the amount and percentage of gross accounts receivable from customers which accounted for at least 10% of total accounts receivable.

As of:	March 31, 2009		December 31, 2008
Customer H	$136,416	23%	$136,416	15%
Customer I	79,736	14%	79,736	9%
Customer J	76,433	13%	82,528	9%
Customer K	60,609	10%	60,609	7%
Customer L			129,396	15%
Customer M			86,142	10%

We do not require collateral to support accounts receivable or financial instruments subject to credit risk. Our revenue is derived solely from tax recovery services provided to our clients. This industry is highly regulated and any changes in reimbursement allowances or procedures could materially impact our business.

5 Transactions with Related Parties
Payable to Related Party
On various dates since November 2007, our founder has made advances to us aggregating $157,119. Such advances are not interest bearing, are expected to be repaid under unspecified terms and are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $10,935, which is being amortized over the estimated repayment period. For the three months ended March 31, 2009, such amortization amounted to $844.

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

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. · Form 10-Q

During the three month periods ended March 31, 2009 and March 31, 2008, interest expense relating to the promissory note was $31,562 and $38,385, respectively.  Accrued and unpaid interest at March 31, 2009 is $470.

6 Issuance of Shares for Advisory Services
In March 2008, an individual agreed to provide advisory services to us and in connection therewith, our founder transferred 100,000 shares of Common Stock he owned to such individual. Using a per share price of $1.78 as determined by an independent valuation expert, we recorded $178,000 as a contribution of capital for the value of the shares and an equivalent amount to stock-based compensation expense for the three months ended March 31, 2008.  There was no comparable expense for the three month period ended March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements
Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of our annual report for the year ended December 31, 2008 filed on Form 10K on March 31, 2009). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations
The following table summarizes selected unaudited financial information for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

	Three Months Ended
	March 31,
	2009	2008
Revenues	$279,712	$247,507
Costs and Expenses:
Direct costs	36,363	32,176
Payroll and related costs	322,765	283,625
Consulting fees	5,518	190,415
Professional fees	35,455	55,057
Interest expense-related party	33,314	40,223
General and administrative	81,825	203,600
Total costs and expenses	515,240	805,096
Net loss	$(235,528)	$(557,589)

Our revenues for the first three months of 2009 increased 13% from the 2008 comparable period. We generally do not earn our fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As a result our revenues may vary from period to period in the future as a result of expected refunds being held up in administrative hearings at the taxing authorities. For the first quarter of 2009, revenues from four customers accounted for an aggregate of 70% of total revenues.  For the first quarter of 2008, revenues from four customers accounted for an aggregate of 69% of total revenues.

Direct costs and expenses generally vary with our revenues. Direct costs as a percent of our revenues were 13.0% and 13.0%, respectively, for the first quarter of 2009 and 2008.

Payroll and related costs increased $39,140 when comparing the first quarter of 2009 and 2008. This increase is primarily the impact of the addition of one employee for executing strategic growth goals and a merit increases.

Consulting fees for the first three months of 2009 were $184,896 lower than for the first three months of 2008.  During the first three months of 2008 we incurred approximately $185,000 of consulting fees related to consultants and advisors who were assisting us with the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates.  Included in such costs is approximately $178,000 related to the value of stock issued to certain of such advisors and consultants.

Professional fees decreased $19,602 in the 1st Quarter of 2009 when compared to the 1st Quarter of 2008.  In the 1st Quarter, 2008, the company incurred professional expenses relating to the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates.

General and administrative expenses decreased $121,775 when comparing the first quarter of 2009 to 2008 principally due to reduced participation at a tax conference, reduced travel and reduced legal fees related to preparing material for administrative hearings related to refund challenges

Substantially all of the interest expense for the first quarters of 2009 and 2008 relates to the $1,881,550 promissory note payable to NeuCap, Inc. issued in connection with the acquisition of SALT.  Interest expense is lower for the first quarter of 2009 compared to the first quarter of 2008 due to payback of principal during the second half of 2008 and the first quarter of 2009.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Financial Condition
At March 31, 2009, we had working capital of $336,325 and at December 31, 2008, we had working capital of $605,556 excluding the related party promissory note issued in connection with the acquisition of SALT.  The terms of the promissory note were amended in April 2008 extending the repayment date to March 31, 2009. We are currently in negotiations to extend the repayment of the Promissory Note.

One source of working capital for the first nine of 2008 and 2007 was advances from our founder. On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are expected to be repaid under unspecified terms.  In the first quarter of 2009, we began paying interest at 5% for the advances that are more than one year old.

During the first three months of 2009, we used $239,548 of working capital to fund our operations and $40,000 for principal payback of the Promissory Note.

Significant components of working capital at both March 31, 2009 and December 31, 2008 consist of cash and accounts receivable. As of March 31, 2009, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of March 31, 2009 we had $0 of cash in excess of federally insured limits. As of March 31, 2009, receivables from six customers represented 60% of total accounts receivable and as of December 31, 2008 receivables from six different customers represented 65% of total accounts receivable.

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

As of March 31, 2009, the company has paid $187,891 towards principal repayment resulting in an outstanding principal balance of $1,728,012.  The company is currently in negotiations to extend the Promissory Note.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Goodwill	$-	$-	$5,233,258	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our financial statements in the future.

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The company did not complete any business combinations during the three months ending March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 is not expected to have a material impact on our consolidated financial statements.  The company did not have any noncontrolling interests that would fall under SFAS 160 guidelines.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009 and is not expected to have a material impact on our consolidated financial statements.  The company does not have any derivative instruments

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.  The company did not have any related contracts during the three months ended March 31, 2009.

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

Allowance for Doubtful Accounts
Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at March 31, 2009 and December 31, 2008 was $154,383.

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

The changes in the carrying value of goodwill for the year ended December 31, 2008 were as follows:

Balance at December 31, 2007	$6,397,542
Cash paid for finders fee	7,000
Impairment loss	(1,171,284)
Balance at December 31, 2008	$5,233,258

There were no changes to goodwill in the three month period ended March 31, 2009.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Stock Options and Similar Equity Instruments
We are required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, we authorized our 2007 Stock Option Plan. As of March 31, 2009, we have not issued any options pursuant to the plan.

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

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the fiscal year ended March  31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
There were no material changes in our risk factors from our Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2009.

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

PINPOINT RECOVERY SOLUTIONS CORP.

Date	Signature

May 14, 2009	/S/ KEVIN CAPPOCK
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director

May 14, 2009	/S/ JON D. LESLIE
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)