Form 10-Q
period 2009-06-30
PINPOINT RECOVERY SOLUTIONS CORP
filed 2009-08-14
CIK 1402811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $0.001 par value per share	4,617,588 shares

TABLE OF CONTENTS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pinpoint Recovery Solutions Corp. ∙ 10-Q

	June 30, 2009
	(unaudited)	December 31, 2008
ASSETS
Current assets:
Cash	$114,787	$145,863
Accounts receivable, net of allowance of $154,383 as of June 30, 2009 and December 31, 2008	500,095	732,943
Prepaid expenses	46,247	21,400
Total current assets	661,129	900,206
Property and equipment, net of accumulated depreciation of $26,254 and $18,819 at June 30, 2009 and	23,010	30,446
December 31, 2008, respectively
Goodwill	5,233,258	5,233,258
Other assets, net of amortization of $15,480 and $10,320 at June 30, 2009 and December 31, 2008, respectively	15,161	20,320
TOTAL ASSETS	$5,932,558	$6,184,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,282	$128,280
Payable to related party	157,311	156,275
Other current liabilities	8,173	10,095
Accrued interest-related party	11,096	-
Promissory notes payable-related party	1,728,012	1,768,012
Total current liabilities	2,008,874	2,062,662
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized and none issued	-	-
Common stock, $.001 par value; 15,000,000 shares authorized, 4,617,588 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,618	4,618
Additional paid-in capital	6,628,273	6,628,273
Accumulated deficit	(2,709,207)	(2,511,323)
Total stockholders' equity	3,923,684	4,121,568
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,932,558	$6,184,230
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Pinpoint Recovery Solutions Corp. ∙ 10-Q
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$606,929	$805,094	$886,642	$1,052,601
Costs and Expenses:
Direct costs	78,901	107,095	115,263	139,271
Payroll and related costs	319,521	286,710	642,286	570,335
Consulting fees	256	5,500	5,775	195,915
Professional fees	11,670	53,403	47,125	108,460
Interest expense-related party	33,236	37,204	66,550	77,427
General and administrative	125,701	178,095	207,526	381,695
Total costs and expenses	569,285	668,007	1,084,525	1,473,103
Net income (loss)	$37,644	$137,087	$(197,883)	$(420,502)

Earnings (Loss) per Share:
Basic	$0.01	$0.03	$(0.04)	$(0.09)
Diluted	$0.01	$0.02	$(0.04)	$(0.09)

Weighted average number of common shares
Basic	4,617,588	4,491,658	4,617,588	4,617,588
Diluted	5,595,032	5,595,032	4,617,588	4,617,588

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS - OPERATING ACTIVITIES
Net loss	$(197,883)	$(420,502)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non cash stock compensation expense	-	178,000
Depreciation expense	7,435	5,722
Amortization of imputed interest on payable to related party	1,035	4,308
Amortization of software costs	5,160	5,160
Changes in assets and liabilities:
Accounts receivable	232,847	139,457
Prepaid expenses	(24,847)	9,450
Accounts payable	(23,998)	(1,364)
Other accrued expenses	(1,922)	(9,763)
Accrued interest-related party	11,096	19,960
Net cash provided by (used in) operating activities	8,924	(69,572)
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	-	(1,303)
Other long-term assets	-	-
Net cash provided by (used in) investing activities	-	(1,303)
CASH FLOWS - FINANCING ACTIVITIES
Loans from related party		54,312
Repayment of promissory notes payable-related party	(40,000)	-
Additional capital contributed by founder	-	3,938
Net cash provided by (used in) financing activities	(40,000)	58,250
Net (decrease) increase in cash	(31,076)	(12,623)
Cash - beginning of period	145,863	221,873
Cash - end of period	$114,787	$209,250

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$55,455	$53,530
Cash paid for income taxes	-	-

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

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the six months ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will applies prospectively to business combinations completed on or after that date.  The company did not complete any business combinations during the six months ending June 30, 2009.

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

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The company did not have any related contracts during the six months ended June 30, 2009.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

2 Basic and Diluted Earning(Loss) Per Share
Basic and diluted per share results for the three and six month periods ended June 30, 2009 and 2008 were computed based on the earnings (loss) allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the periods was used in the calculation of basic earnings (loss) per share.

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

During the six months ended June 30, 2009 and 2008, warrants to purchase 888,576 shares (977,444 shares after the 10% stock dividend) of common stock were anti-dilutive and the average number of common shares used in the calculation of basic and diluted loss per share is identical.  Such potential common shares may dilute earnings per share in the future.

The components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
Net income (loss) available for common shareholders (A)	$37,644	$137,087	$(197,883)	$(420,502)
Weighted average shares of outstanding common stock (B)	4,617,588	4,617,588	4,617,588	4,617,588
Dilutive effect of warrants to purchase common stock	977,444	977,444	977,444	977,444
Common stock and common stock equivalents (C)	5,595,032	5,595,032	5,595,032	5,595,032

Earings (Loss) per Share:
Basic	$0.01	$0.03	$(0.04)	$(0.09)
Diluted	$0.01	$0.02	$(0.04)	$(0.09)

The following shares attributable to outstanding warrants to purchase common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Such potential common shares may dilute earnings per share in the future.

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
Warrants to purhcase common stock	-	-	977,444	977,444

3 Intangible Assets and Goodwill
On June 26, 2007, we acquired SALT. In determining the value attributed to the shares issued for the SALT acquisition, we were assisted by an independent third party who has expertise in the valuation of companies. The total consideration paid was $6,612,922 of which $6,404,542 was in excess of the fair value of the net assets acquired. The financial statements assume that all of the excess of the purchase price over the net tangible assets was allocated to Goodwill in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and accordingly, no amortization expense was included in the statement of operations.

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

4 Concentrations of Credit Risk and Major Clients
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2009, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of June 30, 2008, none of our cash balances were in excess of federally insured limits.

The following table sets forth the amount and percentage of revenue from those customers which accounted for at least 10% of revenues for the indicated periods.

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
Customer A	$172,065	28%	$207,316	23%
Customer B	120,994	20%	120,994	14%
Customer C	67,618	11%	70,291	8%
Customer D	56,545	9%	93,373	11%

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
Customer F	$176,772	22%	$180,333	17%
Customer E	132,585	16%	132,585	13%
Customer G	86,105	11%	90,111	9%
Customer C	25,880	3%	25,880	2%

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

The following table sets forth the amount and percentage of gross accounts receivable from customers which accounted for at least 10% of total accounts receivable.

As of:	June 30, 2009		December 31, 2008
Customer A	$91,221	14%	$9,323	1%
Customer B	64,111	10%	-	0%
Customer D	56,358	9%	-	0%
Customer E	79,735	12%	79,735	9%
Customer H	-		136,416	15%
Customer I	1,520	0%	129,396	15%

We do not require collateral to support accounts receivable or financial instruments subject to credit risk. Our revenue is derived solely from tax recovery services provided to our clients. This industry is highly regulated and any changes in reimbursement allowances or procedures could materially impact our business.

5 Transactions with Related Parties
Payable to Related Party
On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are not interest bearing, are expected to be repaid under unspecified terms and are recorded net of imputed interest. Assuming an incremental borrowing rate of 7.25% and a one year repayment term, total imputed interest on the advances was $11,127, which is being amortized over the estimated repayment period. For the three  and six months ended June 30, 2009, such amortization amounted to $192 and $1,035, respectively.  The company has also agreed to pay interest at a 5% annual rate on the outstanding advances.  The interest paid in the 2nd quarter and first six months of 2009 was $1,977.

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

On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was capitalized and added to the outstanding principal resulting in the principal outstanding at June 30, 2008 of $1,915,904 and the interest rate was set at 7.25% per annum.  In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.   In December, 2008, the company paid $147,891 towards the principal of the promissory note.  On February 5, 2009, the company made a payment of $40,000 towards the principal, reducing the principal to its present level of $1,728,012.

During the three and six month periods ended June 30, 2009 interest expense relating to the promissory note was $31,320 and $62,762, respectively.  Accrued and unpaid interest at June 30, 2009 is $10,440.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

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

Results of Operations
The following table summarizes selected unaudited financial information for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$606,929	$805,094	$886,642	$1,052,601
Costs and Expenses:
Direct costs	78,901	107,095	115,263	139,271
Payroll and related costs	319,521	286,710	642,286	570,335
Consulting fees	256	5,500	5,775	195,915
Professional fees	11,670	53,403	47,125	108,460
Interest expense-related party	33,236	37,204	66,550	77,427
General and administrative	125,701	178,095	207,526	381,695
Total costs and expenses	569,285	668,007	1,084,525	1,473,103
Net income (loss)	$37,644	$137,087	$(197,883)	$(420,502)

Our revenues for the second quarter and first six months of 2009 decreased 25%  and 16%, respectively, from the 2008 comparable periods. We generally do not earn our fees and therefore recognize the associated revenue on an engagement until our client receives a tax refund check or a credit from the applicable taxing authorities related to the work we performed. As a result our revenues may vary from period to period in the future as a result of expected refunds being held up in administrative hearings at the taxing authorities. For the second quarter of 2009, revenues from three customers accounted for an aggregate of 60% of total revenues.  For the second quarter of 2008, revenues from three customers accounted for an aggregate of 49% of total revenues.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Direct costs and expenses generally vary with our revenues. Direct costs as a percent of our revenues were 13% and 13%, respectively, for the second quarter and first six months of 2009 and 2008.

Payroll and related costs increased $32,811 in the second quarter and $71,951 in the first six months of 2009 when compared to the same periods in 2008. These increases are primarily due to the addition of one employee for executing strategic growth goals.

Consulting fees for the first six months of 2009 were $190,140 lower than for the first six months of 2008.  During the first six months of 2008 we incurred approximately $185,000 of consulting fees related to consultants and advisors who were assisting us with the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates.  Included in such costs in 2008 is approximately $178,000 related to the value of stock issued to certain of such advisors and consultants.

Professional fees decreased $41,733 and $61,335 during the second quarter and first six months of 2009, respectively, when compared to the comparable periods in 2008.  In the 2ndt Quarter, and first six months of 2008, the company incurred professional expenses relating to the implementation of the SALT acquisition as well as seeking and researching other potential acquisition candidates.

General and administrative expenses decreased $52,394 and $174,169 in the second quarter and first six months of 2009 when compared to the comparable periods of 2008 principally due to reduced participation at a tax conference, reduced travel and reduced legal fees related to preparing material for administrative hearings related to refund challenges.

Substantially all of the interest expense for the all periods of 2009 and 2008 relates to the $1,881,550 promissory note payable to NeuCap, Inc. issued in connection with the acquisition of SALT.  Interest expense is lower for the second quarter and first six months of 2009 compared to the same periods of 2008 due to payback of principal during the second half of 2008 and the first quarter of 2009.

Financial Condition
At June 30, 2009, we had working capital of $380,267 and at December 31, 2008, we had working capital of $605,556 excluding the related party promissory note issued in connection with the acquisition of SALT.  The terms of the promissory note were amended in April 2008 extending the repayment date to March 31, 2009. We are currently in negotiations to extend the repayment of the Promissory Note.

One source of working capital for 2008 and 2007 was advances from our founder. On various dates since November 2007, our founder has made advances to us aggregating $157,311. Such advances are expected to be repaid under unspecified terms.  In the first quarter of 2009, we began paying interest at 5% for the advances that are more than one year old.  For the second quarter and first six months of 2009, we paid interest relating to these advances of $0 and $1,977, respectively.

During the first six months of 2009, we used $206,807 of working capital to fund our operations and $40,000 for principal payback of the Promissory Note.

Significant components of working capital at both June 30, 2009 and December 31, 2008 consist of cash and accounts receivable. As of June 30, 2009, all of our cash is placed with high credit quality financial institutions. The amount on deposit in any one institution may occasionally exceed federally insured limits of $250,000 and be subject to credit risk. We believe this risk is minimal. As of June 30, 2009 we had $0 of cash in excess of federally insured limits. As of June 30, 2009, receivables from three customers represented 36% of total accounts receivable and as of December 31, 2008 receivables from six different customers represented 65% of total accounts receivable.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Our significant working capital commitment, other than to fund operations during periods of losses, is the promissory note we issued in connection with the acquisition of SALT. On June 26, 2007, we issued our $1,881,550 promissory note payable to NeuCap, Inc. (“NeuCap”). NeuCap is owned by Kevin Cappock, our chief executive officer, and Robert Neuman, our vice-president. The promissory note may be prepaid any time without penalty. Originally, the promissory note accrued interest at the prime rate as set by Bank of America and all outstanding principal and interest was due six months from the date of issuance.. On July 16, 2007, the company paid $20,454 towards the principal, reducing the promissory note to $1,861,096.  On January 10, 2008, the promissory note was amended whereby NeuCap agreed to extend the maturity date of the note to March 31, 2008 for which we paid NeuCap an additional $20,000. On April 11, 2008, the promissory note was again amended and the maturity date was extended to March 31, 2009, $54,808 of accrued interest was added to outstanding principal and the interest rate was set at 7.25% per annum. In addition, we agreed to make cash payments for both interest and principal when our month-end checking account balance exceeds $225,000; provided, however, that any such payment shall be limited to the amount that, immediately after effecting such payment, would reduce our checking account balance to not less than $200,000.   In December, 2008, the company paid $147,891 towards the principal of the promissory note.  On February 5, 2009, the company made a payment of $40,000 towards the principal.

As of June 30, 2009, the company has paid $187,891 towards principal repayment resulting in an outstanding principal balance of $1,728,012.  The company is currently in negotiations to extend the Promissory Note.

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

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our financial statements in the future.

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The company did not complete any business combinations during the three months ending June 30, 2009.

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

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

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.  The company did not have any related contracts during the three months ended June 30, 2009.

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

Management’s Discussion And Analysis
Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Allowance for Doubtful Accounts
Our accounts receivable are reported at their net collectible amounts. We record allowance against any accounts receivable as to which we believe collection may be in doubt. The allowance for uncollectible accounts at June 30, 2009 and December 31, 2008 was $154,383.

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

There were no changes to goodwill in the three month and six month periods ended June 30, 2009.

Stock Options and Similar Equity Instruments
We are required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. On March 16, 2007, we authorized our 2007 Stock Option Plan. As of June 30, 2009, we have not issued any options pursuant to the plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Pinpoint Recovery Solutions Corp. ∙ Form 10-Q

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at the end of our last fiscal year, as disclosed in our annual report for the year ended December 31, 2008.  Based upon their evaluation, we concluded that the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended June 30, 2009.

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

PINPOINT RECOVERY SOLUTIONS CORP.

Date	Signature

August 13, 2009	/S/ KEVIN CAPPOCK
Kevin Cappock, Chief Executive Officer
(principal executive officer) and Director

August 13, 2009	/S/ JON D. LESLIE
Jon D. Leslie, Chief Financial Officer
(principal financial and accounting officer)